Form 10-Q
period 1997-06-30
CONTINENTAL GLOBAL GROUP INC
filed 1997-09-12
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the Quarterly Period Ended June 30, 1997

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                             31-1506889
            --------                                             ----------
(State or other Jurisdiction of                              (I.R.S. Employer)
 Incorporation or Organization)                             Identification No.)



438 Industrial Drive, Winfield, Alabama                                35594
---------------------------------------                                -----
(Address of Principal Executive Offices)                             (Zip Code)

                                 (205) 487-6492
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding the twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes (   )                 No ( x )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of August 31, 1997, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

Part I   Financial Information                                                              PAGE NUMBER
                                                                                            -----------

         Item 1     FINANCIAL STATEMENTS (UNAUDITED)...................................................1
                    --------------------------------

               -    Condensed Consolidated Balance Sheets
                    June 30, 1997 and December 31, 1996................................................2

               -    Condensed Consolidated Statements of Income
                    Three Months ended June 30, 1997 and 1996 and
                    Six Months ended June 30, 1997 and 1996............................................3

               -    Condensed Consolidated Statements of Cash Flows
                    Six Months ended June 30, 1997 and 1996............................................4

               -    Notes to Condensed Consolidated Financial Statements.............................5-8

               -    Independent Accountants' Review Report.............................................9

         Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS............................................10-13
                    -----------------------------------

Part II  Other Information

         Item 2 -   CHANGE IN SECURITIES..............................................................14
                    --------------------

         Item 6 -   EXHIBITS AND REPORTS ON FORM 8-K..................................................14
                    --------------------------------

         Signature....................................................................................15

                          Part I. Financial Information

                    Item I. Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                         JUNE 30,         DECEMBER 31,
                                                                           1997               1996
                                                                     --------------------------------------
                                                                        (Unaudited)          (Note)

ASSETS
Current assets:
   Cash and cash equivalents                                           $    26,717,355   $     1,022,033
   Accounts receivable, net                                                 25,635,043        17,789,662
   Inventories                                                              25,549,801        20,536,315
   Other current assets                                                      1,319,261         1,097,211
                                                                     --------------------------------------
Total current assets                                                        79,221,460        40,445,221

Property, plant and equipment                                               19,026,689         9,844,508
Less accumulated depreciation                                                7,842,901         4,944,877
                                                                     --------------------------------------
                                                                            11,183,788         4,899,631

Goodwill                                                                    22,460,889           735,548
Other assets                                                                 5,451,354           418,484
                                                                     --------------------------------------

                                                                       $   118,317,491   $    46,498,884
                                                                     ======================================

LIABILITIES AND OWNER'S EQUITY
Current liabilities:
   Note payable                                                       $      2,736,074   $    12,394,541
   Trade accounts payable                                                   13,696,868        10,942,282
   Accrued compensation and employee benefits                                2,859,933         3,927,214
   Other accrued liabilities                                                 9,537,444         3,098,074
   Current maturities of long-term obligations                                 652,448         2,557,771
                                                                     --------------------------------------
Total current liabilities                                                   29,482,767        32,919,882

Senior notes                                                               120,000,000
Other long-term obligations, less current maturities                         5,658,271        11,585,314

Owner's equity:
   Partner's capital                                                                           1,993,688
   Stockholder's equity:
     Common stock, no par value, authorized 1,500 shares,
        issued and outstanding 100 shares at stated value of
        $5 per share                                                               500
     Retained deficit                                                      (36,824,047)

                                                                     --------------------------------------
                                                                           (36,823,547)        1,993,688

                                                                     --------------------------------------

                                                                       $   118,317,491   $    46,498,884
                                                                     ======================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income


                                   THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                     1997              1996                1997              1996
                               ------------------------------------  ------------------------------------
                                          (Unaudited)                           (Unaudited)

Net sales                        $   50,437,276    $   33,708,726     $    97,512,913   $    73,734,317
Cost of products sold                40,280,760        26,539,872          78,774,351        58,822,305
                               --------------------------------------------------------------------------
Gross profit                         10,156,516         7,168,854          18,738,562        14,912,012

Operating expenses:
   Selling and engineering            3,144,642         2,642,441           6,397,859         4,907,627
   General and
     administrative                   1,850,083           799,329           3,147,809         1,882,947
   Management fee                       327,026           796,690           1,102,992         1,646,001
                               --------------------------------------------------------------------------
Total operating expenses              5,321,751         4,238,460          10,648,660         8,436,575
                               --------------------------------------------------------------------------
Operating income                      4,834,765         2,930,394           8,089,902         6,475,437

Other expenses:
   Interest expense, net              3,194,850           670,290           4,472,087         1,455,415
   Miscellaneous, net                   445,691            92,052             499,010           193,178
                               --------------------------------------------------------------------------
Total other expenses                  3,640,541           762,342           4,971,097         1,648,593
                               --------------------------------------------------------------------------
Income before
   extraordinary item
   and foreign income taxes           1,194,224         2,168,052           3,118,805         4,826,844

Foreign income taxes
   (credit)                              88,404                              (161,596)
                               --------------------------------------------------------------------------
Income before
   extraordinary item                 1,105,820         2,168,052           3,280,401         4,826,844
Extraordinary item-gain on
   extinguishment of debt                                                                       932,145
                               --------------------------------------------------------------------------

NET INCOME                       $    1,105,820    $    2,168,052     $     3,280,401   $     5,758,989
                               ==========================================================================


  See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                             SIX MONTHS ENDED JUNE 30
                                                                               1997                 1996
                                                                       -------------------------------------------
                                                                                      (Unaudited)

Income before extraordinary item                                          $     3,280,401     $      4,826,844
Depreciation and amortization                                                   1,423,250              514,319
Foreign income taxes (credit)                                                    (161,596)
Changes in operating assets and liabilities                                    (4,161,334)           3,292,097
                                                                       -------------------------------------------
Cash provided from operations                                                     380,721            8,633,260

Investing activities:
   Purchases of property, plant and equipment                                    (881,687)            (563,338)
   Purchase of CC&E Pty, less cash acquired                                                             20,153
   Purchase of BCE, net of notes to seller                                     (7,189,125)
   Purchase of Hewitt-Robins, including acquisition costs                     (13,228,032)
                                                                       -------------------------------------------
                                                                              (21,298,844)            (543,185)

Financing activities:
   Proceeds from issuance of senior notes                                     120,000,000
   Deferred financing costs                                                    (5,072,831)
   Net decrease in borrowings on note payable                                 (10,484,467)          (4,475,521)
   Principal payments on long-term obligations                                (13,218,366)            (589,563)
   Distributions for income taxes                                              (1,683,591)          (2,348,003)
   Due to former shareholders of BCE                                           (2,927,300)
   Dividends paid                                                             (40,000,000)
                                                                       -------------------------------------------
                                                                               46,613,445           (7,413,087)
                                                                       -------------------------------------------

INCREASE IN CASH                                                          $    25,695,322     $        676,988
                                                                       ===========================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                June 30, 1997




A.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1996 included in the Form S-4 Registration Statement (Registration No. 333-27665) filed by the Company on July 31, 1997.

B.     INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 82% and 88% of inventories at June 30, 1997 and December 31, 1996, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,250,000 and $2,220,000 at June 30, 1997 and December 31, 1996, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)-
                                   Continued




C.     ACQUISITIONS AND DEBT ISSUANCE

On January 7, 1997, the Company purchased the assets of BCE Holding Company Pty. Ltd. in Australia (BCE), a major manufacturer and supplier of conveyor equipment with net sales in 1996 of $32.6 million. The purchase price was $11,946,000. In addition, the Company contributed $3,512,000 in capital to BCE after the acquisition. Financing consisted of an advance on the revolving credit line of approximately $6,800,000, an addition to the existing term loan of approximately $4,500,000, and approximately $4,800,000 in seller financing. The transaction was accounted for as a purchase. The table below reflects the current value of the net assets acquired of BCE:

Accounts receivable                                      $      7,698,000
Inventory                                                       2,078,000
Property, plant and equipment                                   5,832,000
Goodwill                                                        9,635,000
Other assets                                                      385,000
Accounts payable                                               (5,954,000)
Other liabilities                                              (7,099,000)
Notes payable                                                    (629,000)
                                                       --------------------

ACQUISITION COST                                         $     11,946,000
                                                       ====================


Summarized results of operations for BCE for the six months ended June 30, 1997 are as follows:

Net sales                                                $     15,414,000
Cost of products sold                                          13,001,000
                                                       --------------------
Gross profit                                                    2,413,000
Operating costs                                                 2,525,000
                                                       --------------------
Operating loss                                                   (112,000)
Interest expense                                                  319,000
Miscellaneous income, net                                         (17,000)
                                                       --------------------
Loss before income taxes                                         (414,000)
Foreign income tax credit                                         162,000
                                                       --------------------

NET LOSS                                                 $       (252,000)
                                                       ====================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)-
                                   Continued





C.     ACQUISITIONS AND DEBT ISSUANCE--CONTINUED

On April 1, 1997, the Company acquired substantially all of the assets of the Hewitt-Robins Conveyor Components Division of W.S. Tyler, Incorporated, a manufacturer of idlers ("Hewitt-Robins"). The purchase price for Hewitt-Robins was approximately $13,228,000 in cash plus assumption of approximately $1,100,000 million of liabilities. The purchase price includes $12,600,000 of goodwill. The results of operations since the date of acquisition have been included in the consolidated financial statements and are not material.

On April 1, 1997, the Company issued $120 million in Series A Notes due 2007. Interest on the notes is payable semi-annually in cash in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2002 subject to certain call premiums. The Senior Notes are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, incurring additional indebtedness and restrict transactions with affiliates. The proceeds of the Notes were utilized as follows:

Gross proceeds of Series A Notes                         $    120,000,000
Dividend to stockholder                                       (40,000,000)
Repayment of note payable                                     (18,876,684)
Repayment of term loan                                        (16,459,711)
Repayment of subordinated notes                                  (650,000)
Acquisition of Hewitt-Robins                                  (13,228,000)
Fees                                                           (5,073,000)
                                                       --------------------

EXCESS CASH FROM PROCEEDS                                $     25,712,605
                                                       ====================

D.     INCOME TAXES

The Company's United States operations are not subject to income tax as separate entities. The Company's United States income is included in the income tax returns of the stockholder. The Company's Australian subsidiary is subject to Australian income taxes. For the six months ended June 30, 1997, a foreign income tax benefit was recorded of $162,000 due to a net operating loss of $414,000.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)-
                                   Continued





E.     SUBSEQUENT EVENT

Pursuant to a Prospectus dated July 31, 1997, the Company made an offer to exchange the 11% Series B Senior Notes due 2007 ("Series B Notes") for the $120 million of the Series A Notes. All of the Series B Notes were exchanged for the Series A Notes on September 3, 1997. The form and terms of the Series B Notes are the same as the form and terms of the Series A Notes, except that the Series B Notes have been registered under the Securities Act of 1933, as amended.

                     Independent Accountants' Review Report

Stockholder and Board of Directors
Continental Global Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Continental Global Group, Inc. and subsidiaries as of June 30, 1997 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Continental Global Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, owner's equity, and cash flows for the year then ended not presented herein and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              /s/ Ernst & Young LLP
Cleveland, Ohio
September 9, 1997

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form S-4 Registration Number 333-27665, dated July 31, 1997, relating to the exchange of the Company's Series B Senior Notes for Series A Senior Notes.

GENERAL
-------

The Company believes it is a leading international manufacturer and supplier of Conveyor Equipment for use in the coal mining industry. The Company estimates it has 40% share of the United States market for idlers used in above ground Conveyor Equipment and a significantly higher share of the United States underground coal mining Conveyor Equipment market. In January 1997 the Company consummated the acquisition of BCE, a group of Conveyor Equipment companies in Australia, and on April 1, 1997, the Company consummated the acquisition of Hewitt-Robins, a United States manufacturer of Conveyor Components.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 1997, compared to three months ended June 30, 1996:

NET SALES
---------

Net sales increased $16.7 million, or 49.6% from $33.7 million in 1996 to $50.4 million in 1997. This increase was due to higher sales as a result of increased volumes in the Company's Mining Equipment and Components business of $8.3 million, decreases in Engineered Systems and Mobile Homes business of $1.7 million, and increased sales resulting from the BCE and Hewitt-Robins acquisitions of $6.9 million and $3.2 million, respectively.

GROSS PROFIT
------------

Gross profit increased $3.0, or 41.7%, from $7.2 million in 1996 to $10.2 million in 1997 as a result of the BCE acquisition of $1.3 million, $1.1 million from the Hewitt-Robins acquisition and $.7 million from the balance of the Company's businesses.

OPERATING EXPENSES
------------------

Selling, General, and Administrative expenses, not including management fees, ("SGA Expenses") increased $1.6 million or 45.1% from $3.4 million in 1996 to $5.0 million in

1997. The increase in these expenses are $.9 million for BCE, $.3 million for Hewitt- Robins and $.4 million from the Company's other businesses. The General and Administrative expenses increased from $.8 million in 1996 to $1.9 million in 1997. The increases are $.7 million due to the BCE acquisition, $.1 million due to the Hewitt-Robins acquisition, $.1 for Continental Global (parent company), and $.2 million from other business. The management fee decreased from 1996 by $.5 million due to a new agreement that fixed the level upon which fees are based.

OPERATING INCOME
----------------

Operating income increased $1.9 million or 65.0% from $2.9 million in 1996 to $4.8 million in 1997 due to BCE acquisition of $.3 million, $.8 million from the Hewitt-Robins acquisition, $.3 million from the Company's other businesses, and a decrease in management fee of $.5 million.

RESULTS OF OPERATION
--------------------

Six months ended June 30, 1997, compared to the six months ended June 30, 1996:

NET SALES
---------

Net sales were $97.5 million for the six months ended June 30, 1997, an increase of $23.8 million, or 32.2%, from $73.7 million in 1996 to $97.5 million in 1997. This increase was due to higher sales as a result of increased volumes in the Company's Mining Equipment and Components business of $12.0 million, decreases in Engineered Systems and Mobile Homes business of $4.6 million, and increased sales resulting from the BCE and Hewitt- Robins acquisitions of $13.2 million and $3.2 million, respectively.

GROSS PROFIT
------------

Gross profit increased $3.8 million, or 25.7%, from $14.9 million in 1996 to $18.7 million in 1997 due to the BCE acquisition for $1.9 million, the Hewitt-Robins acquisition for $1.1 million, a $1.8 million increase from the Mining Equipment and Component business, and a decrease in Engineered Systems and Mobile Homes business of $1.0 million.

OPERATING EXPENSES
------------------

SGA Expenses not including management fees, increased $2.7 million or 40.5% from $6.8 million in 1996 to $9.5 million in 1997. This increase results from SGA Expenses of $2.1 million for BCE acquisition and $.3 million for Hewitt-Robins acquisition and $.3 million from the other Company's subsidiaries. The management fees decreased from 1996 by $.5 million due to a new agreement that fixed the level upon which management fees are based.

OPERATING INCOME
----------------

Operating income increased $1.6 million, or 24.9%, from $6.5 million in 1996 to $8.1 million in 1997 due to the increase in gross profit of $3.8 million, partially offset by the increase of $2.7 million in SGA Expenses and a decrease in management fee of $.5 million.

EXTRAORDINARY ITEMS
-------------------

The extraordinary gain of $.9 million in 1996 resulted from the early extinguishment of a subordinated promissory note with a carrying value of $1.4 million.

BACKLOG
-------

Backlog at June 30, 1997 increased $27.9 million, or 97.2%, from $28.7 million in 1996 to $56.6 million in 1997. The increase in backlog is due primarily to the BCE acquisition for $24.6 million and $3.1 million for the Hewitt-Robins acquisition. Approximately 80% of the backlog is expected to be shipped in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations for the six months ending June 30, 1997 and 1996 was $.4 million and $8.6 million, respectively. Net cash provided in 1997 was negatively impacted by an increase of $4.1 million of net operating assets. Net cash provided in 1996 was favorably impacted by a reduction of $3.3 million in net operating assets. The difference of $7.4 million in operating assets and liabilities between the two periods was a result of acquisitions of BCE and Hewitt-Robins and increased business volume.

Net cash used in investing activities for the six months ending June 30, 1997 and 1996 was $21.3 million and $.5 million, respectively. The expenditures in 1997 represented primarily the acquisition of BCE for $7.2 million and Hewitt-Robins for $13.2 million. The balance of expenditures, $.9 million for 1997 and $.5 million for 1996 represented the purchase of property, plant and equipment.

Net cash provided by (used in) financing activities for the six months ending June 30, 1997 and 1996 was $46.6 million and $(7.4) million, respectively. Cash provided by financing activities in 1997 was due primarily to the issuance of $120.0 million of Senior Notes. At the time of the offering, the Company made a distribution of $40.0 million to its sole shareholder and paid financing fees of $5.1 million. In 1997, borrowings were reduced on notes payable of $10.5 million and long term obligations of $13.2 million. In connection with the BCE acquisition in 1997, $2.9 million was paid to former shareholders of BCE. Net cash used for financing in 1996 consisted primarily of the repayment of notes payable and retirement of long term obligations.

Distribution for income taxes of $1.7 million in 1997 and $2.3 million in 1996 were made.

Current financial resources (working capital) and anticipated funds from continuing operations are expected to be adequate to meet current cash requirements. The Company's recent growth was primarily the result of acquisitions. In the event the Company has an opportunity to make additional acquisitions, adequate resources are available. At June 30, 1997, the Company had cash and cash equivalent of $26.7 million and an unused credit facility line of $30.0 million.

                                     PART II
                                OTHER INFORMATION

--------------------------------------------------------------------------------



ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         During the three month period ended June 30, 1997, the registrant on April 1, 1997, sold for cash $120,000,000 of 11% Series A Senior Notes due April 1, 2007. The initial purchaser of the Senior Notes was Donaldson, Lufkin & Jenrette Securities Corporation. The aggregate offering price was $120,000,000 with aggregate discounts and commission of $3,600,000. Exemption from registration was under Section 4(2) of the Securities Act of 1933.

         The Company filed with the Securities and Exchange Commission on July 31, 1997, an Offer to Exchange Series B Senior Notes for Series A Senior Notes. Pursuant to such Offer all of the Series B Senior Notes were exchanged for Series A Senior Notes on September 3, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits - See index of exhibits

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONTINENTAL GLOBAL GROUP, INC.



                                   /s/ JIMMY L. DICKINSON
                                   -----------------------------------
                                   JIMMY L. DICKINSON

                                   Vice President and Chief Financial
                                   Officer (As duly authorized
                                   representative and as Principal
                                   Financial and Accounting Officer)


Date: September 15, 1997

                         CONTINENTAL GLOBAL GROUP, INC.

                                    FORM 10-Q

                                INDEX OF EXHIBITS


EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
 ------    ----------------------

  3.1      Certificate of Incorporation of Continental Global Group, Inc.,
           as currently in effect                                                                  *

  3.2      By-Laws of Continental Global Group, Inc., as currently in effect                       *

  4.1      Indenture, dated as of April 1, 1997, among Continental Global Group,
           Inc., Continental Conveyor & Equipment Company, Goodman Conveyor
           Company, and the Trustee (containing, as exhibits, specimens of the
           Series A Notes and the Series B Notes)                                                  *

  4.2      Purchase Agreement, dated as of March 26, 1997, among Continental
           Global Group, Inc., Continental Conveyor & Equipment Company,
           Goodman Conveyor Company, and Donaldson, Lufkin & Jenrette
           Securities Corporation, as Initial Purchaser, relating to the Series A Notes            *

  4.3      Registration Rights Agreement, dated as of April 1, 1997, among
           Continental Global Group, Inc., Continental Conveyor & Equipment
           Company, Goodman Conveyor Company, and Donaldson, Lufkin &
           Jenrette Securities Corporation, as Initial Purchaser                                   *

  10.1     Revolving Credit Facility, dated as of September 14, 1992, as amended by Amendment I, II, and III, among Continental Conveyor & Equipment
           Company, Goodman Conveyor Company, and Bank One, Cleveland, NA                          *

  10.2     Share Sale Agreement, dated as of November 8, 1996, as amended by
           First and Second Supplementary Deeds, among Continental Pty. Ltd.
           and various Australian sellers, relating to the BCE Acquisition                         *

  10.3     Asset Purchase Agreement, dated as of March 3, 1997, among Continental
           Conveyor & Equipment Company, Process Technology Holdings, Inc., and
           W. S. Tyler Incorporated, relating to the Hewitt-Robins Acquisition                     *

  10.4     Management Agreement, dated as of April 1, 1997, between Continental
           Global Group, Inc. and Nesco, Inc.                                                      *

  10.5     Tax Payment Agreement, dated as of April 1, 1997, among Continental
           Global Group, Inc., Continental Conveyor & Equipment Company,
           Goodman Conveyor Company, and NES Group, Inc.                                           *

  12       Statement regarding computation of ratio of earnings to fixed charges


  27       Financial Data Schedule (filed electronically only)



*Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933, as amended