Form 10-Q
period 1997-09-30
CONTINENTAL GLOBAL GROUP INC
filed 1997-11-12
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     31-1506889
            --------                                     ----------
   (State or other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

  438 Industrial Drive, Winfield, Alabama                   33594
  ---------------------------------------                   -----
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (205) 487-6492
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes (x)                      No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of October 31, 1997, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

Part I   Financial Information                                                          Page Number

         Item 1            Financial Statements (Unaudited).......................................1

                           Condensed Consolidated Balance Sheets
                           September 30, 1997 and December 31, 1996...............................2

                           Condensed Consolidated Statements of Income
                           Three Months ended September 30, 1997 and 1996
                           Nine Months ended September 30, 1997 and 1996..........................3

                           Condensed Consolidated Statements of Cash Flows
                           Nine Months ended September 30, 1997 and 1996..........................4

                           Notes to Condensed Consolidated Financial Statements.................5-7

                           Independent Accountants' Review Report.................................8

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................9-11

Part II  Other Information

         Item 6            Exhibits and Reports on Form 8-K......................................12

         Signature...............................................................................13

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         CONTINENTAL GLOBAL GROUP, INC.

                      Condensed Consolidated Balance Sheets

                                                                     September 30         December 31
                                                                         1997                1996
                                                                  -------------------------------------

                                                                      (Unaudited)           (Note)
ASSETS:
Current Assets:
     Cash and cash equivalents                                       $  31,472,639       $ 1,022,033
     Accounts receivable, net                                           27,088,608        17,789,662
     Inventories                                                        26,317,045        20,536,315
     Other current assets                                                1,565,815         1,097,211
                                                                     -------------       -----------
Total current assets                                                    86,444,107        40,445,221

Property, plant and equipment                                           19,409,776         9,844,508
Less accumulated depreciation                                            8,277,062         4,944,877
                                                                     -------------       -----------
                                                                        11,132,714         4,899,631

Goodwill                                                                21,758,233           735,548
Other assets                                                             5,414,808           418,484
                                                                     -------------       -----------

                                                                     $ 124,749,862       $46,498,884
                                                                     =============       ===========

LIABILITIES AND OWNER'S EQUITY:
Current liabilities:
     Notes payable                                                   $   1,358,481       $12,394,541
     Trade accounts payable                                             16,861,656        10,942,282
     Accrued compensation and employee benefits                          4,416,342         3,927,214
     Other accrued liabilities                                          11,483,785         3,098,074
     Current maturities of long-term obligations                         1,748,510         2,557,771
                                                                     -------------       -----------
Total current liabilities                                               35,868,774        32,919,882

Senior Notes                                                           120,000,000               -0-
Other long-term obligation, less current maturities                      4,565,061        11,585,314

Owner's equity:
     Partner's capital                                                         -0-         1,993,688
     Stockholder's equity:
     Common stock, no par value, authorized 1,500 shares,
        Issued and outstanding 100 shares at stated value of $5
        per share                                                              500               -0-
     Retained deficit                                                  (35,684,473)              -0-
                                                                     -------------       -----------
                                                                       (35,683,973)        1,993,688
                                                                     -------------       -----------
                                                                     $ 124,749,862       $46,498,884
                                                                     =============       ===========

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                         CONTINENTAL GLOBAL GROUP, INC.

                   Condensed Consolidated Statements of Income


                                           Three Months Ended                Nine Months Ended
                                              September 30                       September 30
                                          1997             1996             1997              1996
                                      ----------------------------------------------------------------
                                             (Unaudited)                        (Unaudited)

Net sales                             $52,969,560      $33,656,669      $150,482,473      $107,390,986
Cost of products sold                  41,846,711       27,685,608       120,621,062        86,507,913
                                      -----------      -----------      ------------      ------------

Gross profit                           11,122,849        5,971,061        29,861,411        20,883,073

Operating expenses:
   Selling and engineering              3,377,020        2,247,433         9,774,879         7,155,060
   General and administrative           1,923,231          873,679         5,326,059         2,756,626
   Management fee                         193,270          796,690         1,296,262         2,442,691
                                      -----------      -----------      ------------      ------------

Total operating expenses                5,493,521        3,917,802        16,397,200        12,354,377
                                      -----------      -----------      ------------      ------------

Operating income                        5,629,328        2,053,259        13,464,211         8,528,696

Other expenses:
   Interest expense, net                3,131,090          731,915         7,721,520         2,187,330
   Miscellaneous, net                     133,740          102,853           259,388           296,031
                                      -----------      -----------      ------------      ------------

Total other expenses                    3,264,830          834,768         7,980,908         2,483,361
                                      -----------      -----------      ------------      ------------

Income before foreign income
   taxes and extraordinary item         2,364,498        1,218,491         5,483,303         6,045,335
Foreign income taxes                      328,642              -0-           167,046               -0-
                                      -----------      -----------      ------------      ------------

Income before extraordinary item        2,035,856        1,218,491         5,316,257         6,045,335

Extraordinary item - gain on
   extinguishment of debt                     -0-              -0-               -0-           932,145
                                      -----------      -----------      ------------      ------------

Net income                            $ 2,035,856      $ 1,218,491      $  5,316,257      $  6,977,480
                                      ===========      ===========      ============      ============


See notes to condensed consolidated financial statements.

                         CONTINENTAL GLOBAL GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows

                                                      Nine months ended September 30
                                                            1997            1996
                                                    ----------------------------------

                                                       (Unaudited)       (Unaudited)

Operating activities:
   Net income before extraordinary item              $   5,316,257       $ 6,045,335
   Depreciation and amortization                         2,241,234           770,564
   Changes in operating assets and liabilities             348,236         2,417,645
                                                     -------------       -----------
Cash provided by operating activities                    7,905,727         9,233,544
                                                     -------------       -----------


Investing activities:
   Purchases of property, plant, and equipment          (1,140,703)         (686,132)
   Purchase of CC&E Pty, less cash acquired                    -0-            20,153
   Purchase of BCE, net of notes to Seller              (7,189,125)              -0-
   Purchase of Hewitt-Robins, including
     acquisition costs                                 (12,908,366)              -0-
   Purchase of Tufkon                                     (697,673)              -0-
                                                     -------------       -----------
Cash used in investing activities                      (21,935,867)         (665,979)
                                                     -------------       -----------

Financing activities:
   Proceeds from issuance of senior notes              120,000,000               -0-
   Deferred financing costs                             (5,108,474)              -0-
   Net decrease in borrowing on notes payable          (11,862,060)       (2,132,308)
   Principal payments on long-term obligations         (13,215,514)       (1,710,105)
   Distributions for income taxes                       (2,405,906)       (2,904,582)
   Due to former shareholders of BCE                    (2,927,300)              -0-
   Dividends paid                                      (40,000,000)              -0-
                                                     -------------       -----------

Cash provided by (used in) financing activities         44,480,746        (6,746,995)
                                                     -------------       -----------

Increase in cash and cash equivalents                $  30,450,606       $ 1,820,570
                                                     =============       ===========

See notes to condensed consolidated financial statements.

                         CONTINENTAL GLOBAL GROUP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1997

A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1996, included in the Form S-4 Registration Statement (Registration No. 333-27665) filed by the Company on July 31, 1997.

B.  INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 56% and 77% of inventories at September 30,1997 and December 31, 1996, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,250,000 and $2,220,000 at September 30, 1997 and December 31, 1996, respectively.

                         CONTINENTAL GLOBAL GROUP, INC.

C.       ACQUISITIONS

         On January 7, 1997, the Company purchased the assets of BCE Holding Company Pty. Ltd. in Australia (BCE), a major manufacturer and supplier of conveyor equipment with net sales in 1996 of $32.6 million. The purchase price was $11,946,000. In addition, the Company contributed $3,512,000 in capital to BCE after the acquisition. Financing consisted of an advance on the revolving credit line of approximately $6,800,000, an addition to the existing term loan of approximately $4,500,000, and approximately $4,800,000 in seller financing. The transaction was accounted for as a purchase. The summarized financial position of BCE (which is not a guarantor of the Senior Notes as discussed in Note D), as of September 30, 1997, and results of operations for BCE for the nine months ended September 30, 1997 are as follows:


         Current assets                                         $ 12,662,673
         Property plant and equipment-net                          5,418,321
         Goodwill                                                  9,359,492

         Current liabilities                                      11,260,383
         Long term debt                                            3,463,753

         Net sales                                              $ 25,651,093
         Gross profit                                              4,292,878
         Operating income                                            903,488
         Income before income taxes                                  659,755


         On April 1, 1997, the Company acquired substantially all of the assets of the Hewitt-Robins Conveyor Components Division of W.S. Tyler, Incorporated, a manufacturer of idlers (Hewitt-Robins). The purchase price for Hewitt-Robins, after working capital adjustments, was approximately $12,900,000 in cash plus assumption of approximately $1,100,000 of liabilities. The Company has recorded approximately $12,100,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements.

         On August 8, 1997, the Company acquired substantially all of the assets of the Tufkon Conveyor Components Division of Wyko, Inc. The purchase price for Tufkon was approximately $698,000 in cash. The Company has recorded approximately $350,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements and are not material.

                         CONTINENTAL GLOBAL GROUP, INC.

  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

D.       DEBT ISSUANCE

         On April 1, 1997, the Company issued $120 million of 11% Series A Notes due 2007. On September 3, 1997, the Company completed an exchange of all of the Series A Notes for 11% Series B Senior Notes due 2007 (Series B Notes or Senior Notes). The terms of the Series B Notes are the same as the Series A Notes except that the Series B Notes have been registered under the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually in cash in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2002 subject to certain call premiums. The Senior Notes are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates. The proceeds of the Notes were utilized as follows:

         Gross proceeds of Series A Notes                       $   120,000,000
         Dividend to stockholder                                   (40,000,000)
         Repayment of note payable                                 (18,876,684)
         Repayment of term loan                                    (16,459,711)
         Repayment of subordinated notes                              (650,000)
         Acquisition of Hewitt-Robins                              (12,908,366)
         Fees                                                       (5,073,000)
                                                                    -----------

         Excess cash from proceeds                              $    26,032,239
                                                                ===============

         Summarized pro forma financial information reflecting the acquisition of BCE and Hewitt-Robins and issuance of Senior Notes is as follows:

                                                      For the Nine Months            For the Year Ended
                                                     Ended September 30, 1997         December 31, 1996
                                                     ------------------------         -----------------

         Net sales                                        $  154,216                      $  191,143
         Gross profit                                         31,832                          42,462
         Net income before extraordinary item                  3,662                           5,376

E.       INCOME TAXES

         The Company's United States operations are not subject to income tax as separate entities. The Company's United States income is included in the income tax returns of the stockholder. The Company's Australian subsidiary is subject to Australian income taxes.

F.       SUBSEQUENT EVENT

         On October 17, 1997, the Company completed the acquisition of the MECO Belts Group from Joy Mining Machinery, a subsidiary of Harnischfeger Industries. MECO Belts is an international conveyor equipment company with operations in the United States, United Kingdom, South Africa, and Australia. The purchase price was approximately $7,200,000, including the issuance of a note payable for $5,244,000, plus the assumption of approximately $5,000,000 of liabilities. The addition of MECO Belts will broaden the Company's product lines and worldwide markets.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Stockholder and Board of Directors
Continental Global Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Continental Global Group, Inc. and subsidiaries as of September 30, 1997 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                                ERNST & YOUNG LLP

November 5, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form S-4 Registration Number 333-27665, dated July 31, 1997, relating to the exchange of the Company's Series B Senior Notes for Series A Senior Notes.

GENERAL
The Company believes it is a leading international manufacturer and supplier of conveyor equipment for use in the coal mining industry. The Company estimates it has a 40% share of the United States market for idlers used in above ground conveyor equipment and a significantly higher share of the United States underground coal mining conveyor equipment market. The Company has increased its market share through several recent acquisitions. In January 1997, the Company consummated the acquisition of BCE, a group of conveyor equipment companies in Australia, and on April 1, 1997, the Company completed the acquisition of Hewitt-Robins, a United States manufacturer of conveyor components.

RESULTS OF OPERATIONS

Three months ended September 30, 1997, compared to three months ended September 30, 1996:

Net Sales
---------

Net sales increased $19.3 million, or 57%, from $33.7 million in 1996 to $53.0 million in 1997. The acquisitions of BCE and Hewitt-Robins account for $10.9 million and $3.1 million, respectively, of this increase. Net sales in the Company's mining equipment and engineered systems businesses increased by $5.2 million. Net sales in the remaining businesses increased by $0.1 million.

Gross Profit
------------

Gross profit increased $5.1 million, or 86%, from $6.0 million in 1996, to $11.1 million in 1997. The acquisitions of BCE and Hewitt-Robins increased gross profit by $2.1 million and $1.1 million, respectively. Gross profit in the Company's mining equipment and conveyor component businesses increased by $1.9 million primarily attributable to increased volumes and more efficient operations.

Operating Expenses
------------------

Operating expenses increased $1.6 million, or 40%, from $3.9 million in 1996, to $5.5 million in 1997. This increase is the result of a $2.2 million increase in selling, engineering, general, and administrative (SG&A) expenses and a $0.6 million decrease in management fees. The acquisitions of BCE and Hewitt-Robins resulted in increased SG&A expenses of $1.3 million and $0.3 million, respectively; SG&A expenses at the Company's remaining subsidiaries increased by $0.7 million. The decrease in management fees is the result of a change in the agreement that defines the calculation of management fees.

Operating Income
----------------

Operating income increased $3.5 million, or 174%, from $2.1 million in 1996, to $5.6 million in 1997. The increase is the result of the $5.1 million increase in gross profit, offset by the $1.6 million increase in operating expenses.

RESULTS OF OPERATIONS

Nine months ended September 30, 1997, compared to nine months ended September 30, 1996:

Net Sales
---------

Net sales increased $43.1 million, or 40% from $107.4 million in 1996 to $150.5 million in 1997. The acquisitions of BCE and Hewitt-Robins account for $25.7 million and $6.3 million, respectively, of this increase. Higher sales volumes in the Company's mining equipment and conveyor components businesses resulted in sales increases of $14.8 million. Net sales in the engineered systems, textile, and mobile home businesses decreased by $3.7 million.

Gross Profit
------------

Gross profit increased $8.9 million, or 43%, from $20.9 million in 1996 to $29.8 million in 1997. The acquisitions of BCE and Hewitt-Robins account for $4.3 million and $2.2 million, respectively, of this increase. Gross profit in the Company's mining equipment business increased $3.3 million, primarily because of increased sales, and gross profit of the remaining businesses decreased by $0.8 million.

Operating Expenses
------------------

Operating expenses increased $4.0 million, or 33% from $12.4 million in 1996 to $16.4 million in 1997. This increase is the result of a $5.2 million increase in selling, general, and administrative (SG&A) expenses and a $1.2 million decrease in management fees. The acquisitions of BCE and Hewitt-Robins account for $3.6 million and $0.6 million, respectively, of the increase in SG&A expenses; SG&A expenses at the Company's remaining businesses increased by $1.0 million. The decrease in management fees is the result of a change in agreement that defines the calculation of management fees.

Operating Income
----------------

Operating income increased $4.9 million, or 58% from $8.5 million in 1996 to $13.4 million in 1997. The increase is attributable to the $9.0 million increase in gross profit, offset by the increase in operating expenses of $4.1 million.

Extraordinary Item
------------------

The extraordinary gain of $0.9 million in 1996, resulted from the early extinguishment of a subordinated promissory note with a carrying value of $1.4 million.

Backlog
-------

Backlog at September 30, 1997, was $49.5 million, an increase of $20.8 million, or 72%, from $28.7 million at December 31, 1996. The increase is attributable to the acquisitions of BCE and Hewitt-Robins, which had backlogs of $23.7 million and $1.6 million, respectively, at September 30, 1997. The backlogs of the Company's remaining businesses declined by $4.5 million. Approximately 70% of the backlog is expected to be shipped in 1997.

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $7.9 million and $9.2 million for the nine months ending September 30, 1997 and 1996, respectively. The decline in net cash from operations is primarily attributable to an increase in interest expense on acquisition debt and increased accounts receivable and inventory levels as a result of increased business volumes.

Net cash used in investing activities was $21.9 million and $0.7 million for the nine months ending September 30,1997 and 1996, respectively. The significant increase is the result of the recent acquisitions of BCE for $7.2 million, Hewitt-Robins for $12.9 million, and Tufkon for $0.7 million. The balance of expenditures for investing activities, $1.1 million in 1997, and $0.7 million in 1996, represent purchases of property, plant, and equipment.

Net cash provided by (used in) financing activities was $44.5 million and $(6.7) million for the nine months ending September 30, 1997 and 1996, respectively. The net cash provided by financing activities in 1997, is the result of the issuance of $120.0 million of senior notes. At the time of the debt offering, the Company paid dividends to its shareholder in the amount of $40.0 million and paid financing fees in the amount of $5.1 million. In connection with the BCE acquisition in 1997, $2.9 million was paid to former shareholders of BCE. Borrowings on notes payable and long-term obligations were reduced by $11.9 million and $13.2 million, respectively, in 1997, and by $2.1 million and $1.7 million, respectively, in 1996. The Company paid distributions for income taxes in the amount of $2.4 million in 1997, and $2.9 million in 1996.

The Company expects current financial resources (working capital) and funds from continuing operations to be adequate to meet current cash requirements. At September 30, 1997, the Company had cash and cash equivalents of $31.4 million and an unused credit facility line of $30.0 million.

                           Part II. Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - See index of exhibits

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CONTINENTAL GLOBAL GROUP, INC.


                                         /s/ Jimmy L. Dickinson
                                         --------------------------------------

                                         JIMMY L. DICKINSON

                                         Vice President and Chief Financial
                                         Officer (As duly authorized
                                         representative and as Principal
                                         Financial and Accounting Officer)


Date: November 12, 1997

                                          CONTINENTAL GLOBAL GROUP, INC.

                                                     FORM 10-Q

                                                 INDEX OF EXHIBITS


Exhibit
Number            Description of Exhibit
------            ----------------------

   3.1            Certificate of Incorporation of Continental Global Group, Inc., as currently                    *
                  in effect

   3.2            By-Laws of Continental Global Group, Inc., as currently in effect                               *

   4.1            Indenture, dated as of April 1, 1997, among Continental Global Group, Inc.                      *
                  Continental Conveyor & Equipment Company, Goodman Conveyor Company,
                  and the Trustee (containing, as exhibits, specimens of the Series A Notes and the
                  Series B. Notes)

   4.2            Purchase Agreement, dated as of March 26, 1997, among Continental Global                        *
                  Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor
                  Company, and Donaldson, Lufkin & Jenrette Securities Corporation, as Initial
                  Purchaser, relating to the Series A Notes.

   4.3            Registration Rights Agreement, dated as of April 1, 1997, among Continental                     *
                  Global Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor
                  Company, and Donaldson, Lufkin & Jenrette Securities Corporation, as Initial Purchaser

  10.1            Revolving Credit Facility, dated as of Sept 14, 1992, as amended by                             *
                  Amendment I, II, and III, among Continental Conveyor & Equipment Company,
                  Goodman Conveyor Company, and Bank One, Cleveland, NA

  10.2            Share Sale Agreement dated as of November 8, 1996, as amended by First and                      *
                  Second Supplementary Deeds, among Continental Pty. Ltd. and various Australian sellers, relating to the BCE Acquisition

 10.3             Asset Purchase Agreement, dated as of March 3, 1997, among Continental * Conveyor &
                  Equipment Company, Process Technology Holdings, Inc., and W.S. Tyler Incorporated,
                  relating to the Hewitt-Robins acquisition

 10.4             Management Agreement, dated as of April 1, 1997, between Continental Global                     *
                  Group, Inc. and Nesco Inc.

 10.5             Tax Payment Agreement, dated as of April 1, 1997, among Continental Global                      *
                  Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor
                  Company, and NES Group, Inc.

  12              Statement regarding computation of ratio of earnings to fixed charges

  27              Financial Data Schedule (filed electronically only)


* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933, as amended