Form 10-K
period 1997-12-31
CONTINENTAL GLOBAL GROUP INC
filed 1998-03-27
CIK 1039785

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number              333-27665
                      ----------------------------------------------------------

                         CONTINENTAL GLOBAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         31-1506889
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company           Delaware          34-1603197
Goodman Conveyor Company                           Delaware          34-1603196

                                                ---------------

                                            Continental Conveyor
Continental Global Group, Inc.              & Equipment Company                 Goodman Conveyor Company
438 Industrial Drive                        438 Industrial Drive                Route 178, South
Winfield, Alabama 35594             Winfield, Alabama 35594   P. O. Box 866     Belton, South Carolina 29627
(205) 487-6492                              (205) 487-6492                      (864) 338-7793


          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:       None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1998 was $-0-.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  As of March 15, 1998, there were 100 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         CONTINENTAL GLOBAL GROUP, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 ITEM                                                                                                    PAGE
NUMBER                                                                                                  NUMBER
                                                    PART I
1        Business

2        Properties........................................................................................... 3

3        Legal Proceedings.................................................................................... 7

4        Submission of Matters to a Vote of Security Holders.................................................. 8

                                                    PART II

5        Market for Registrant's Common Stock and Related Stockholder Matters................................. 8

6        Selected Financial Data.............................................................................. 9

7        Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................................................10

8        Financial Statements and Supplementary Data..........................................................14

9        Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...........................................................................................35

                                                   PART III

10       Directors and Executive Officers of the Registrant...................................................35

11       Executive Compensation...............................................................................37

12       Security Ownership of Certain Beneficial Owners and Management.......................................38

13       Certain Relationships and Related Transactions.......................................................38

                                                    PART IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................40

         Signatures...........................................................................................41

         Index of Exhibits....................................................................................42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Continental Global Group, Inc. (hereinafter referred to as the "Company") is a newly formed holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that during 1997 acquired all of the capital stock of BCE Holdings Pty. Ltd. (BCE). BCE is an Australian holding company which owns all of the capital stock of four Australian operating companies. During 1997, the Company also acquired the MECO Belts Group from Joy Technologies Inc., comprised of certain U.S. operations now being conducted by Goodman and three foreign operating companies, one in England, Continental FSW Ltd., one in South Africa, Continental MECO (Proprietary) Ltd, and the third in Australia, MECO McCallum Pty Ltd., which operates as a subsidiary of CCE Pty. Ltd.

         The Company's core business is the conveyor equipment business which comprised approximately 83.3% of net sales for 1997. This conveyor equipment business is further divided into four main business areas. The Mining Equipment business area is principally engaged in the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining applications primarily in the coal industry. The Conveyor Components business area manufactures and sells components for conveyor systems. The Engineered Systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services into complete Conveyor Equipment systems that meet specific customer requirements. The Bulk Conveyor Equipment business area designs and manufactures a complete range of Conveyor Equipment used to transport bulk materials, such as cement, lime, food products and industrial waste

         The Company also manufactures and/or refurbishes (i) axle components for the mobile home industry and (ii) air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

         Approximately 78.0% or $166.6 million of the Company's 1997 net sales were made in the United States, 19.5% or $41.6 million were made in Australia, the remaining 2.5% or $5.3 million were made in other countries.

ACQUISITIONS

         In January 1997, the Company acquired BCE, which, through its subsidiaries, is a major manufacturer and supplier of Conveyor Equipment in Australia. The BCE acquisition broadened the Company's product line by adding large ball bearing idler-rollers preferred by certain equipment users and not previously offered by the Company. In addition, the BCE Acquisition enhanced the Company's manufacturing, engineering and service capabilities, as well as its customer base, in

Australia, enabling the Company to better serve the Australian and Pacific Rim markets and to cultivate and/or strengthen relationships with major mining companies that are headquartered or have significant operations in Australia.

         On April 1, 1997, the Company acquired from W.S. Tyler Incorporated ("Tyler") substantially all of the assets used by Hewitt-Robins in connection with the conveyor components manufacturing business currently conducted at facilities in Pueblo, Colorado, and West Caldwell, New Jersey. The assets acquired in the Hewitt-Robins Acquisition are used in the manufacture of idlers in the United States.

         The purchase price for the Hewitt-Robins acquisition was $12.6 million in cash plus the assumption of approximately $1.1 million of liabilities. In connection with the acquisition the Company entered into a one-year lease with two one-year renewal options relating to the Pueblo, Colorado facility with Tyler and intends to move the West Caldwell operations to the Pueblo facility and to other Company facilities. In addition, the Company agreed to severance obligations relating to the termination of certain employees as a result of the acquisition. Tyler agreed not to compete in the manufacturing, sale or distribution of idlers anywhere in the world for a period of five years from the closing of the transaction.

         On October 17, 1997, the Company completed the acquisition of the MECO Belts Group from Joy Technologies Inc., a subsidiary of Harnischfeger Industries. MECO Belts is an international conveyor equipment business with operations in the United States, United Kingdom, South Africa, and Australia. The purchase price was approximately $7,200,000, including the issuance of a note payable for $5,244,000, plus the assumption of approximately $5,000,000 of liabilities.

         The Company will continue to search for strategic acquisitions that add complementary product lines, expand its technological capabilities, broaden its geographic reach or otherwise support its business strategy and presently is in discussions with other potential acquisition candidates. There can be no assurance that the Company will be able to identify other desirable acquisition candidates or that the Company will be successful in consummating any acquisition on terms favorable to the Company, if at all.

CUSTOMERS

         The Company markets its products worldwide through a variety of marketing channels with different customer focuses. The Company sells its Mining Equipment and Bulk Conveyor Equipment products and services primarily to mining companies and other end-users, original equipment manufactures and engineering contractors. The Company sells its Conveyor Components products to original equipment manufactures, engineering contractors and replacement part distributors to a diverse group of customers, primarily in the following industries: aggregates, such as rock, gravel, glass and cement materials; coal processing and mining; pulp, paper and forest products; above ground hard rock and mineral mining; food and grains; and environmental, sewage and waste water treatment. The Company sells Engineered Systems' products and services primarily to contractors and end users for applications in coal processing and mining, pulp and paper, composting systems, grain handling, cement products, open-pit mining and tunneling.

         For the year ended December 31, 1997, the Company's sales to A. T. Massey Group constituted approximately 13.1% of the Company's total net sales. Sales to this customer were to 24 different mining properties. Net sales to the Company's top five Conveyor Equipment customers represented approximately 35.3% of the Company's total net sales for 1997. Although the Company has preferred supplier arrangements with a number of it's major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project -by-project basis.
         .
COMPETITION

         The Company faces strong competition throughout the world in all of its product lines. The various markets in which the Company competes are fragmented into a large number of competitors, many of which are smaller businesses that operate in relatively specialized or niche areas. In addition, a number of the Company's competitors have financial and other resources greater than those of the Company. Competitive considerations vary for each business area, but generally include quality, price, reliability, availability and service.

SUPPLIERS

         The primary raw materials used by the Company to produce its products are steel and miscellaneous purchased parts such as bearings, electric motors and gear reducers. All materials are readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated.

BACKLOG

         Backlog at December 31, 1997, was $56.7 million, an increase of $23.2 million, or 69.3% from $33.5 million at December 31, 1996. The increase is attributable principally to the acquisitions of BCE, Hewitt-Robins and the MECO Belts Group, which had combined backlogs of $32.5 million at December 31, 1997. The backlogs of the Company's remaining businesses declined by $9.3 million, primarily due to timing of shipments in the fourth quarters of 1996 and 1997 to mining equipment customers, to $24.2 million. In excess of 95% of the backlogs are expected to ship in 1998.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 1,402 employees, approximately 943 of whom were located in the United States. Approximately 227 of the employees at the Company's Winfield facility are represented by The Aluminum, Brick and Glass Worker International Union and are covered by a three year collective bargaining agreement that expires May 15, 1998.

Approximately 94 of the production employees at two to the Company's Australian facilities are covered by collective bargaining agreements which are due to expire in 1998 and 1999, respectively. Approximately 45 and 35 of the Company's production employees in England and South Africa respectively are covered by collective bargaining arrangements. The Company has not experienced any work stoppages since 1971 in the United States and believes its relations with its employees are good.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

         The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company also is subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically the costs of compliance with environmental, health and safety requirements have not been material to the Company's Subsidiaries.

ITEM 2.           PROPERTIES

     The Company conducts its operations through the following primary facilities:


                                           Approximate
LOCATION                                  Square Footage           Principal Function           Owned /Leased
United States:
     Winfield, Alabama                    220,000          Headquarters; manufacturing          Owned
     Belton, South, Carolina              191,000          Administration; manufacturing        Owned
     Salyersville, Kentucky               111,000          Manufacturing                        Owned
     Pueblo, Colorado                      75,600          Manufacturing                        Leased(1)
     Eatonton, Georgia                     22,000          Administration; Manufacturing        Leased(2)

AUSTRALIA:
     Gosford, New South Wales               8,765          Administration; engineering;         Leased(3)
                                                               and sales
     Somersby, New South Wales             42,000          Manufacturing                        Owned
     MacKay, Queensland                    32,000          Manufacturing; Installation          Leased(4)
                                                               support
     Geelong, Victoria                     21,000          Manufacturing                        Owned
     Wollongong, New South Wales            4,000          Manufacturing; engineering           Leased(5)
     Mento,  New South Wales               22,173          Manufacturing                        Owned

ENGLAND
     Wakefield, UK                         19,170          Administration, engineering,         Leased(6)
                                                                sales, and manufacturing
     Wigan, UK                             53,520          Manufacturing                        Leased(7)

SOUTH AFRICA
      Alrode, South Africa                 24,456          Administration, manufacturing        Leased(8)

-----------

(1) Expires in April, 1998. The Company holds an option to renew such lease for two one-year terms and has exercised its option to renew for the first one year term.

(2) Expires in October, 2003. The Company holds an option to buy such property at the end of the lease term.

(3)  Expires in April, 2000

(4) Current lease has expired and the Company is in negotiation for an extended term lease.

(5) Expires in April, 1998 and the Company is in negotiation for an extension of the lease term.

(6) Current lease term is on a month to month basis and is being re-negotiated for an extended term with additional space.

(7) Expires in March, 1998. The manufacturing operation will be incorporated into the Wakefield facility

(8)  Expires in February, 1999

     In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company's United States facilities is subject to a mortgage securing payment of indebtedness under the Revolving Credit Facility. In addition, The Company's Somersby and Geelong Facilities in Australia are subject to mortgages securing payment of indebtedness under the Australian Revolving Credit Facility.
See Note E "Financing Arrangements", to the Consolidated Financial Statements,
Part II, Item 8.

ITEM 3.           LEGAL PROCEEDINGS.

                  The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  During the quarter ended December 31, 1997, NES Group, Inc., the Company's sole shareholder, by written consent, re-elected all members of the Company's Board of Directors.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The Company is a direct wholly-owned subsidiary of NES Group, Inc. There is no established public trading market for the Company's common stock. As of March 15, 1998, the Company had one shareholder. The Company paid cash dividends once during fiscal 1997 in the amount of $ 40 million. The Company paid no dividends in 1996. See Note E "Financing Arrangements," to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements and related notes included in this report on Form 10-K.

                                            1997 (1)      1996          1995         1994        1993
                                        ----------------------------------------------------------------
                                                                (Data in 000's)
INCOME STATEMENT DATA:
Net sales                                 $ 213,517   $  143,524     $ 153,231   $  114,025   $  84,778
Gross profit                                 43,112       28,808        28,283       19,740      16,470
Operating income                             20,013       12,037        14,422        4,942       5,030
Interest expense                             11,979        2,889         2,506        1,493       1,214
Net income                                    7,838        9,872(2)     11,785        3,615       3,731

OTHER DATA:
Depreciation and amortization                 2,708        1,012           894          766         594
EBITDA (3)                                   22,868       12,841        15,185        5,874       5,539
Ratio of earnings to fixed charges (4)         1.65         3.69          4.96         3.00        3.50

BALANCE SHEET DATA:
Cash and cash equivalents                    30,883        1,022           295        1,856       7,405
Total assets                                129,725       46,499        46,195       40,870      35,543
Long-term debt, including current
   portion                                  129,870       14,143        16,837       10,605      11,616
Owner's equity (deficit)                    (35,973)       1,994        (3,862)       8,877       6,448

(1) Reflects the acquisitions during 1997 of BCE, Hewitt-Robins, and MECO as described in Note B of Notes to Consolidated Financial Statements.

(2)  Includes extraordinary gain on early extinguishment of debt of $932.

(3) EBITDA represents earnings before extraordinary items, interest, taxes, depreciation, and amortization.

(4) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 1997, 1996, and 1995.


                                         Year ended December 31
                                    1997               1996              1995

Net sales                          100.0%             100.0%            100.0%
Cost of products sold               79.8               79.9              81.5
Gross profit                        20.2               20.1              18.5
SG&A expenses                        9.7                9.4               7.6
Management fee                       0.8                2.2               1.4
Amortization expense                 0.3                0.1               0.1
Operating income                     9.4                8.4               9.4

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales
---------
Net sales increased $70.0 million, or 49%, from $143.5 million in 1996 to $213.5 million in 1997. Current year acquisitions of BCE, Hewitt-Robins, and MECO account for $58.9 million of this increase. Net sales in the Company's conveyor equipment business increased by $12.9 million due to increased volumes which resulted from new projects from existing mining equipment customers which were completed in 1997. Net sales in the Company's other businesses, primarily mobile home products, decreased by $1.8 million. Net sales pursuant to preferred supplier arrangements were $46.2 million, or approximately 21.2% of net sales, in 1997, compared to $45.0 million, or approximately 31.4% of net sales, in 1996.

Gross Profit
------------
Gross profit increased $14.3 million, or 50%, from $28.8 million in 1996 to $43.1 million in 1997. Current year acquisitions increased gross profit by $10.3 million. Gross profit in the Company's conveyor equipment business increased by $3.0 million due to increased sales volumes and $1.7 million as a result of increased margins. The increase is partially offset by a decrease in the mobile home products business of $0.7 million.

SG&A Expenses
-------------
Selling, general, and administrative expenses, which do not include management fees, (SG&A expenses), increased $7.4 million, or 55%, from $13.4 million in 1996 to $20.8 million in 1997. Current year acquisitions resulted in increased SG&A expenses of $6.6 million. SG&A expenses in the Company's conveyor equipment business increased by $0.4 million due to additional employee costs. The remaining increase of $0.4 million is attributable to corporate expenses at Continental Global (parent company).

Operating Income
----------------
Operating income increased $8.0 million, or 66%, from $12.0 million in 1996 to $20.0 million in 1997. The increase is the result of the $14.3 million increase in gross profit, offset by the $7.4 million increase in SG&A expenses, a $1.5 million decrease in management fees, and a $0.4 million increase in amortization expense. The decrease in management fees is the result of a change in the management agreement that defines the limitation of management fees. The increase in amortization expense is the result of increased goodwill related to the current year acquisitions of BCE, Hewitt-Robins, and MECO.

Impact of Year 2000
-------------------
As the Year 2000 approaches, the Company is aware of the issues associated with the programming code in existing computer systems. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. A company-wide taskforce has been assembled to review all systems to ensure that they do not malfunction as a result of the Year 2000 and the Company will utilize both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. In this process, the Company expects to both replace some systems and upgrade others. While the current cost of this effort is still being evaluated, the Company does not expect the cost to be material.

The Company expects to complete its Year 2000 activities within a timeframe that will enable its information systems to function without significant disruption in Year 2000. In addition, the Company's Year 2000 compliance strategy includes obtaining assurances from third parties that are critical to its business, such as customers and vendors, regarding their Year 2000 compliance. Failure of the Company or such third parties to achieve Year 2000 compliance can result in disruption of the Company's operations that could have a material adverse effect on the Company's financial condition or results of operations.

INTERNATIONAL OPERATIONS
------------------------

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The Company estimates that the strengthening of the U.S. dollar versus other currencies in 1997, primarily the Australian dollar, resulted in a charge to owner's equity of approximately $2.5 million. Financial information with respect to foreign operations is contained in Note J to the Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net Sales
---------
Net sales decreased $9.7 million, or 6.3%, from $153.2 million in 1995 to $143.5 million in 1996. This decrease was primarily due to a reduction of $13.4 million attributable to lower sales in the Engineered Systems and Mining Equipment business areas. Engineered Systems sales in 1995 included sales related to a major dam project which were not repeated in 1996. The balance of the decrease primarily occurred in the Conveyor Components business area. The aggregate decrease was partially offset by a $0.6 million increase in Bulk Conveyor Equipment sales and a $4.0 million increase attributable to sales from the Company's Australian subsidiary, which in 1995 was part of a joint venture which was terminated in 1996. Net sales pursuant to preferred supplier arrangements were $45.0 million, or approximately 31.4% of 1996 net sales compared to $45.0 million, or 29.4% of net sales, in 1995.

Gross Profit
------------
Gross profit increased $0.5 million, or 1.9%, from $28.3 million in 1995 to $28.8 million in 1996 due to an increase in the Company's gross profit margin (expressed as a percentage of net sales) from 18.5% in 1995 to 20.1% in 1996. The increase in gross profit margin resulted from reduced warranty expenses and margin improvements in the Mining Equipment, Bulk Conveyor Equipment, Engineered Systems and Other Products business areas.

SG&A Expenses
-------------
SG&A expenses, which do not include management fees ("SG&A Expenses"), increased $1.8 million, or 15.4%, from $11.7 million in 1995 to $13.5 million in 1996. This increase consisted primarily of $0.8 million of expenses related to the Company's Australian Subsidiary, and expenses related to the BCE Acquisition and the Company's Australian subsidiary, increased travel expenses for United States-based salespeople, and increased research and development and sales support services.

Operating Income
----------------
Operating income decreased $2.4 million, or 16.5%, from $14.4 million in 1995 to $12.0 million in 1996 due to the increase in SG&A Expenses of $1.8 million and an increase in management fees of $1.1 million, which was partially offset by the increase in gross profit of $0.5 million.

Extraordinary Item
------------------
The extraordinary gain of $0.9 million in 1996 resulted from the early extinguishment of a subordinated promissory note with a carrying value of $1.4 million.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward looking statements include, without limitation, statements regarding the Company's Year 2000 compliance program. Such forward looking statements are subject to uncertainties and factors relating to the company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the company, that could cause actual results of the company to differ materially from those matters expressed in or implied by such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.5 million, $9.9 million, and $10.6 million for the years ending December 31, 1997, 1996, and 1995, respectively. The increase from 1996 to 1997 is the result of higher operating income due to acquisitions and increased sales. The decline from 1995 to 1996 is the result of lower net income due to lower net sales, partially offset by a decrease in net operating assets.

Net cash used in investing activities was $22.7 million, $0.6 million, and $0.8 million for the years ending December 31, 1997, 1996 and 1995, respectively. The significant increase in 1997 is the result of the acquisitions of BCE for $7.2 million, Hewitt-Robins for $12.9 million, and Tufkon for $0.7 million. The acquisition of MECO resulted in an increase in cash of $1.5 million, net of notes issued. The balance of expenditures for investing activities, $3.4 million in 1997 and $0.6 million in 1996, and $0.8 million in 1995, represents net purchases of property, plant, and equipment.

Net cash provided by (used in) financing activities was $41.7 million, $(8.6) million, and $(11.3) million for the years ending December 31, 1997, 1996, and 1995, respectively. The net cash provided by financing activities in 1997 is the result of the issuance of $120.0 million of senior notes. At the time of the debt offering, the Company paid dividends to its sole stockholder in the amount of $40.0 million and paid financing fees in the amount of $5.2 million. In connection with the BCE acquisition in 1997, $2.9 million was paid to former shareholders of BCE. The Company reduced its borrowings on notes payable and long-term obligations by $12.9 million and $18.8 million, respectively. The Company received proceeds from long-term obligations of $4.8 million. The Company paid distributions to NESCO, Inc. to fund the payment of income taxes in the amount of $3.3 million.

Net cash used in financing activities in 1996 represents a reduction of borrowings on notes payable and long-term obligations of $1.9 million and $2.6 million, respectively, and distributions paid for income taxes in the amount of $4.1 million.

In 1995, the Company had net increases in borrowings on notes payable and long-term obligations of $7.0 million and $6.2 million, respectively. The Company received equity contributions in the amount of $0.2 million and paid dividends to its sole owner of $20.0 million. The Company also paid distributions of $4.7 million for income taxes.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from continuing operations to be adequate to meet current cash requirements. In 1998, the Company anticipates capital expenditures of approximately $4.9 million for new and replacement equipment. At December 31, 1997, the Company had cash and cash equivalents of $30.9 million and an unused credit facility line of $30.0 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the consolidated financial statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 1997 are included herein.

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, owner's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                     Ernst & Young LLP

March 18, 1998
Cleveland, Ohio

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets



                                                                              As of December 31
                                                                   -----------------------------------------
                                                                            1997                 1996
ASSETS:
Current assets:
   Cash and cash equivalents                                         $     30,882,733      $      1,022,033
   Accounts receivable, less allowance for doubtful accounts of
     $267,666 in 1997 and $529,450 in 1996                                 30,458,953            17,789,662
   Inventories                                                             27,572,559            20,536,315
   Other current assets                                                     1,198,425             1,097,211
                                                                   -----------------------------------------
Total current assets                                                       90,112,670            40,445,221

Property, plant and equipment                                              19,530,408             9,844,508
Less accumulated depreciation                                               6,289,081             4,944,877
                                                                   -----------------------------------------
                                                                           13,241,327             4,899,631

Goodwill                                                                   20,713,078               735,548
Deferred financing costs                                                    4,809,097                     -
Other assets                                                                  848,611               418,484
                                                                   -----------------------------------------

                                                                      $   129,724,783    $       46,498,884
                                                                   =========================================
LIABILITIES AND OWNER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                      $       455,743    $       12,394,541
   Trade accounts payable                                                  18,874,057            10,942,282
   Accrued compensation and employee benefits                               6,030,950             3,927,214
   Other accrued liabilities                                               10,466,645             3,098,074
   Current maturities of long-term obligations                              1,181,715             2,557,771
                                                                   -----------------------------------------
Total current liabilities                                                  37,009,110            32,919,882

Senior notes                                                              120,000,000                     -
Other long-term obligations, less current maturities                        8,688,529            11,585,314

Owner's equity (deficit):
   Partner's capital                                                                -             1,993,688
   Stockholder's equity (deficit):
      Common stock, no par value, authorized 1,500 shares, issued and
          outstanding 100 shares at stated value of $5 per share                  500                     -
      Paid-in Capital                                                       1,993,188                     -
      Retained deficit                                                    (37,966,544)                    -
                                                                   -----------------------------------------
                                                                          (35,972,856)            1,993,688
                                                                   -----------------------------------------

                                                                      $   129,724,783    $       46,498,884
                                                                   =========================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                        Consolidated Statements of Income



                                                                    Years ended December 31
                                                    ---------------------------------------------------------
                                                             1997               1996               1995

Net sales                                               $  213,517,026      $ 143,524,007     $  153,230,968
   Cost of products sold                                   170,404,976        114,716,416        124,948,185
                                                    ---------------------------------------------------------
Gross profit                                                43,112,050         28,807,591         28,282,783
Operating expenses:
   Selling and engineering                                  13,658,329          9,666,060          8,248,260
   General and administrative                                7,187,870          3,807,465          3,421,735
   Management fee                                            1,668,489          3,186,751          2,102,412
   Amortization of goodwill                                    584,051            110,763             88,617
                                                    ---------------------------------------------------------
Total operating expenses                                    23,098,739         16,771,039         13,861,024
                                                    ---------------------------------------------------------
Operating income                                            20,013,311         12,036,552         14,421,759
Other expenses:
   Interest expense                                         11,979,266          2,889,398          2,506,060
   Miscellaneous, net                                         (147,240)           207,410            130,415
                                                    ---------------------------------------------------------
Total other expenses                                        11,832,026          3,096,808          2,636,475
                                                    ---------------------------------------------------------
Income before extraordinary item and foreign
   income taxes                                              8,181,285          8,939,744         11,785,284
Foreign income taxes                                           343,342                  -                  -
                                                    ---------------------------------------------------------
Income before extraordinary item                             7,837,943          8,939,744         11,785,284
Extraordinary item - gain on extinguishment of
   debt                                                              -            932,145                  -
                                                    ---------------------------------------------------------

Net income                                              $    7,837,943    $     9,871,889     $   11,785,284
                                                    =========================================================


See notes to consolidated financial statements.

                         Continental Global Group, Inc.

              Consolidated Statements of Owner's Equity (Deficit)





                                      Partners'                                  Retained
                                       Capital        Common       Paid-in       Earnings
                                     (Deficiency)      Stock       Capital       (Deficit)          Total
                                    ---------------------------------------------------------------------------
Balance at January 1, 1995           $  8,877,469   $           $             $                 $   8,877,469
Net income                             11,785,284            -             -               -       11,785,284
Contributions                             155,622            -             -               -          155,622
Dividend                              (20,000,000)                                                (20,000,000)
Distributions for income taxes         (4,680,460)           -             -               -       (4,680,460)
                                    ---------------------------------------------------------------------------
Balance at December 31, 1995           (3,862,085)           -             -               -       (3,862,085)
Net income                              9,871,889            -             -               -        9,871,889
Distributions for income taxes         (4,121,559)           -             -               -       (4,121,559)
Equity adjustment for foreign
   currency translation                   105,443            -             -               -          105,443
                                    ---------------------------------------------------------------------------
Balance at December 31, 1996            1,993,688            -             -               -        1,993,688
Transfer of Partners' Capital and
   formation of Continental
   Global Group, Inc.                  (1,993,688)         500     1,993,188               -                0
Net income                                       -           -             -       7,837,943        7,837,943
Dividend                                                                         (40,000,000)     (40,000,000)
Distributions for income taxes                   -           -             -      (3,294,667)      (3,294,667)
Equity adjustment for foreign
   currency translation                          -           -             -      (2,509,820)      (2,509,820)
                                    ---------------------------------------------------------------------------
Balance at December 31, 1997         $           0  $       500   $1,993,188    $(37,966,544)    $(35,972,856)
                                    ===========================================================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows




                                                                            Years ended December 31
                                                            ---------------------------------------------------------
                                                                 1997                  1996                   1995
Operating activities:
   Net income                                               $   7,837,943         $   9,871,889         $  11,785,284
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain on extinguishment of debt                       -              (932,145)                    -
     Provision for depreciation and amortization                2,707,750             1,012,154               893,852
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                (864,734)              657,816            (4,276,665)
       (Increase) decrease in inventories                       1,448,743               (59,156)           (2,660,009)
       (Increase) decrease in other assets                        824,961              (224,311)                5,443
       Increase (decrease) in accounts payable and
         other current liabilities                             (1,495,596)             (453,670)            4,802,188
                                                            ---------------------------------------------------------
Net cash provided by operating activities                      10,459,067             9,872,577            10,550,093
                                                            ---------------------------------------------------------

Investing activities:
   Purchases of property, plant, and equipment (net)           (3,405,666)             (617,981)             (793,731)
   Purchase of CCE Pty, less cash acquired                              -                20,153                     -
   Purchase of BCE, net of notes to seller                     (7,189,125)                    -                     -
   Purchase of Hewitt-Robins                                  (12,894,890)                    -                     -
   Purchase of Tufkon                                            (697,673)                    -                     -
   Purchase of MECO, less cash acquired and net of
     notes issued                                               1,507,506                     -                     -
                                                            ---------------------------------------------------------
Net cash used in investing activities                         (22,679,848)             (597,828)             (793,731)
                                                            ---------------------------------------------------------

Financing activities:
   Proceeds from issuance of senior notes                     120,000,000                     -                     -
   Deferred financing costs                                    (5,199,024)                    -                     -
   Net increase (decrease) in borrowings on notes
     payable                                                  (12,859,918)           (1,907,738)            6,974,533
   Proceeds from long-term obligations                          4,833,069                     -             6,412,507
   Principal payments on long-term obligations                (18,803,055)           (2,556,702)             (180,097)
   Distributions for income taxes                              (3,294,667)           (4,121,559)           (4,680,460)
   Payment to former shareholders of BCE                       (2,927,300)                    -                     -
   Partnership contributions                                            -                     -               155,622
   Dividends                                                  (40,000,000)                    -           (20,000,000)
                                                            ---------------------------------------------------------
Net cash provided by (used in) financing activities            41,749,105            (8,585,999)          (11,317,895)
Effect of exchange rate on cash                                   332,376                38,586                     -
                                                            ---------------------------------------------------------
Increase (decrease) in cash and cash equivalents               29,860,700               727,336            (1,561,533)
Cash and cash equivalents at beginning of year                  1,022,033               294,697             1,856,230
                                                            ---------------------------------------------------------

Cash and cash equivalents at end of year                    $  30,882,733         $   1,022,033         $     294,697
                                                            =========================================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997



A.   ORGANIZATION

Continental Global Group, Inc. (the "Company") was formed on February 4, 1997, for the purpose of owning all of the common stock of Continental Conveyor & Equipment Company ("CCE") and Goodman Conveyor Company ("GCC"). The Company, which is a holding company with limited assets and operations other than its investments in its subsidiaries, is a Subchapter S Corporation owned 100% by NES Group, Inc.

Prior to January 1, 1997, CCE and GCC were limited partnerships under common control by NES Group, Inc., the 99% limited partner. Effective January 1, 1997, NES Group, Inc., transferred its interest in the limited partnerships to CCE and GCC. Effective February 1997, NES Group, Inc. transferred to the Company all of the outstanding capital stock of CCE and GCC.

B.   ACQUISITIONS

In February 1996, CCE purchased the remaining 50% interest in CCE Pty. Ltd., a joint venture in Australia at a cost of approximately $670,000, and currently owns 100%. The acquisition was accounted for as a purchase. As of December 31, 1996, CCE Pty. Ltd. had total assets of $1,854,000, total liabilities of $1,632,000, and net assets of $222,000.

On January 7, 1997, the Company purchased the assets of BCE Holding Company Pty. Ltd. in Australia (BCE), a major manufacturer and supplier of conveyor equipment with net sales in 1996 of $32.6 million. The purchase price was $11,946,000. In addition, the Company contributed $3,512,000 in capital to BCE after the acquisition. Financing consisted of an advance on the revolving credit line of approximately $6,800,000, an addition to the existing term loan of approximately $4,500,000, and approximately $4,800,000 in seller financing. The Company has recorded approximately $9,600,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements. The transaction was accounted for as a purchase.

On April 1, 1997, the Company acquired substantially all of the assets of the Hewitt-Robins Conveyor Components Division of W.S. Tyler, Incorporated, a manufacturer of idlers (Hewitt-Robins). The purchase price for Hewitt-Robins, after working capital adjustments, was approximately $12,900,000 in cash plus assumption of approximately $1,100,000 of liabilities. The Company has recorded approximately $12,100,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements. The transaction was accounted for as a purchase.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


B.   ACQUISITIONS - CONTINUED

On August 8, 1997, the Company acquired substantially all of the assets of the Tufkon Conveyor Components Division of Wyko, Inc. The purchase price for Tufkon was approximately $698,000 in cash. The Company has recorded approximately $350,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements and are not material. The transaction was accounted for as a purchase.

On October 17, 1997, the Company completed the acquisition of the MECO Belts Group (MECO Belts) from Joy Mining Machinery, a subsidiary of Harnischfeger Industries. MECO Belts is an international conveyor equipment company with operations in the United States, United Kingdom, South Africa, and Australia. The purchase price was approximately $7,200,000, including the issuance of a note payable for $5,244,000, plus the assumption of approximately $5,000,000 of liabilities. The Company has recorded approximately $100,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements. The transaction was accounted for as a purchase.

The following unaudited pro forma income statement information for the Company for 1997 and 1996 is presented as though BCE, Hewitt-Robins and MECO Belts were acquired on January 1, 1996 (in thousands):

                                          1997             1996
                                    ---------------- ----------------

      Net sales                        $  243,142       $  229,493
      Operating income                     19,173           18,446
      Net income                            6,650           12,444

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the acquisitions actually occurred on January 1, 1996.

C.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION
The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION
The Company generally recognizes revenue from sales at the time of shipment rather than at the time a contract is awarded.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


C.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 66% and 77% of inventories at December 31, 1997 and 1996, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,140,000 and $2,220,000 at December 31, 1997 and 1996, respectively.

GOODWILL
Goodwill is being amortized on a straight-line basis, primarily over 40 years. The balance of accumulated amortization of goodwill was $788,990 and $248,362 at December 31, 1997 and 1996, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that goodwill might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss should be recognized.

INCOME TAXES
The Company and its domestic subsidiaries have elected Subchapter S Corporation Status for United States income tax purposes. Accordingly, the Company's United States operations are not subject to income taxes as separate entities. The Company's United States income is included in the income tax returns of the stockholder. Under the terms of the Tax Payment Agreement with the stockholder, the Company makes monthly distributions to the stockholder for payment of income taxes.

The Company has subsidiaries located in Australia, the United Kingdom and South Africa which are subject to income taxes in their respective countries. For the year ended December 31, 1997, the Company recorded foreign income tax expense of $343,342 related to its Australian subsidiary. The Company did not record foreign income tax expense related to its subsidiaries in the United Kingdom and South Africa because these subsidiaries have operating loss carryforwards which offset any current year tax expense. Pre-tax income attributable to foreign operations was $643,127 for the year ended December 31, 1997.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


C.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FOREIGN CURRENCY TRANSLATION
The assets and liabilities of the Company's foreign subsidiaries are translated at the current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported as a separate component of owner's equity (deficit).

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net income or owner's equity. Statement 130 requires the Company's foreign currency translation adjustments, which currently are reported in owner's equity, to be included in other comprehensive income and the disclosure of total comprehensive income.

In June 1997, the FASB issued Statement 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report financial and descriptive information about its reporting operating segments. The Company has not determined the impact on the Company's financial statement disclosure. Statement 131 is effective for the Company's financial statements for the year ending December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS
At December 31, 1997 and 1996, the carrying value of cash and cash equivalents, accounts receivable and long-term debt approximated fair value.

RECLASSIFICATIONS
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


D.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 1997 and 1996 are as follows:

                                              1997            1996
                                         ------------------------------

Land and improvements                    $    600,245      $    91,865
Buildings and improvements                  4,844,362        3,132,320
Machinery and equipment                    14,085,801        6,620,323
                                         ------------------------------
                                         $ 19,530,408      $ 9,844,508
                                         ==============================

Depreciation expense for the years ended December 31, 1997, 1996, and 1995, was $2,123,699, $901,391, and $805,235, respectively. Depreciation is computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 31.5 years; the estimated useful lives for machinery and equipment range from 3 to
12.5 years.

E.   FINANCING ARRANGEMENTS

Long-term obligations consist of the following:

                                                                                     AS OF DECEMBER 31
                                                                          ----------------------------------
                                                                                   1997            1996
Series B Senior Notes, interest at 11%, payable semi-annually in
   arrears, due 2007                                                          $120,000,000    $           -
Promissory note payable to Joy Technologies, Inc., due
   October 16, 1999, with interest payable in quarterly
   installments beginning December 31, 1998 at prime rate                        5,244,000                -
BCE Seller Notes, interest at 7%, payable monthly, due
   February 2002                                                                 3,200,610                -
Term loan to bank, interest at 10%                                                       -       12,628,576
Subordinated secured promissory note, interest at 7%                                     -          300,000
Subordinated note payable to an affiliate, interest at prime rate
   plus 1%                                                                               -          350,000
Note payable by CCE Pty Ltd                                                        188,667          267,398
Obligations under capital leases                                                 1,236,967          597,111
                                                                          ----------------------------------
                                                                               129,870,244       14,143,085
Less current maturities                                                          1,181,715        2,557,771
                                                                          ----------------------------------
                                                                              $128,688,529    $  11,585,314
                                                                          ==================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997



E.   FINANCING ARRANGEMENTS - CONTINUED

Maturities of long-term obligations are as follows:

             1998    $   1,181,715
             1999        6,441,174
             2000        1,029,588
             2001          972,875
             2002          199,471
       Thereafter      120,045,421
                   ================
                      $129,870,244
                   ================

On April 1, 1997, the Company issued $120 million of 11% Series A Notes due 2007. On September 3, 1997, the Company completed an exchange of all the Series A Notes for 11% Series B Senior Notes due 2007 ("Series B Notes" or "Senior Notes"). The terms of the Series B Notes are the same as the Series A Notes except that the Series B Notes have been registered under the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually in cash in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2002 subject to certain call premiums. The Senior Notes are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates. The proceeds of the Senior Notes were utilized as follows:

Gross proceeds of Series A Notes                $ 120,000,000
Dividend to stockholder                           (40,000,000)
Repayment of notes payable                        (18,876,684)
Repayment of term loan                            (16,459,711)
Repayment of subordinated notes                      (650,000)
Acquisition of Hewitt-Robins                      (12,894,890)
Fees                                               (5,199,024)
                                             ==================
Excess cash from proceeds                       $  25,919,691
                                             ==================

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated September 14, 1992, as amended, restated and consolidated through March 28, 1997, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $30 million. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains certain financial and other covenants which, among other things, establish minimum debt coverage and net working capital requirements. The Revolving Credit Facility will be fully revolving until final maturity on March 28, 2000, and will bear interest at a fluctuating rate based on the prime rate. At December 31, 1997, the Revolving Credit Facility was unused.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


E.   FINANCING ARRANGEMENTS - CONTINUED

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $6.2 million (Australian dollars). The facility is guaranteed by the Company and secured by a lien on substantially all of the assets of the BCE subsidiaries. The facility expires on November 30, 1999, and bears interest at a fluctuating rate based on the base rate of the National Australia Bank. At December 31, 1997, approximately $2.9 million (Australian dollars) was available for use.

The Company's United Kingdom subsidiary has an overdraft facility with the Midland Bank of 250,000 British pounds. The facility is secured by certain assets of the Subsidiary and bears interest at a fluctuating rate based on the Midland Bank base rate. At December 31, 1997, the facility was unused.

The Company's South African subsidiary has a credit facility with the Standard Bank of Johannesburg for 981,000 South African rand. The facility is secured by certain assets of the subsidiary and bears interest at a fluctuating rate of 1.5% above the Standard Bank of Johannesburg's prime lending rate. At December 31, 1997, approximately 315,000 rand was available for use.

During 1996, GCC negotiated an early extinguishment of the subordinated secured promissory note that resulted in an extraordinary gain of $932,145. A new, $500,000 subordinated secured promissory note was issued in full settlement of previous obligations. This note was paid in full in 1997.

During 1997, 1996, and 1995, the Company paid interest of $8,153,452, $2,844,422, and $2,384,514, respectively. Interest income of approximately $597,000 relates primarily to earnings from the proceeds of the Series B Senior Notes and has been included in miscellaneous, net.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


F.   LEASING ARRANGEMENTS

CCE has a capital lease for land and building with a lease term of ten years which contains a purchase option exercisable at any time. In addition, CCE, GCC, and the Company's Australian subsidiary have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the income statement. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 1997 and 1996 are as follows:

                                              1997              1996
                                     ----------------------------------
Asset Balances:
Buildings                                 $   400,000       $  400,000
Machinery and Equipment                     1,520,714          504,950
                                     ----------------------------------
                                          $ 1,920,714        $ 904,950
                                     ==================================

Accumulated Amortization:
Buildings                                  $   51,270        $  39,206
Machinery and Equipment                       456,168          207,644
                                     ----------------------------------
                                            $ 507,438        $ 246,850
                                     ==================================

Future minimum lease payments for obligations under capital leases are as follows:

               1998              $   335,088
               1999                  294,414
               2000                  249,228
               2001                  192,515
               2002                  120,301
               Thereafter             45,421
                              ===============
               Total             $ 1,236,967
                              ===============

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 1997, 1996, and 1995 was approximately $1,723,000, $1,262,000, and $1,365,000, respectively. Future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

               1998              $ 466,940
               1999                227,778
               2000                163,746
               2001                 56,556
               2002                 11,569
                             ==============
               Total             $ 926,589
                             ==============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


G.   EMPLOYEE BENEFIT PLANS

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial past service costs plus interest thereon is over a 30 year period. The actuarial computations use the "projected unit credit cost method," which assumed a discount rate on benefit obligations of 8.0% in both 1997 and 1996 and an expected long-term rate of return on plan assets of 8.0% in both 1997 and 1996.

The net pension cost is comprised of:

                                                                               YEARS ENDED DECEMBER 31
                                                                          ----------------------------------
                                                                                 1997             1996

Service cost benefits earned during the period...............                 $   83,739       $   87,021
Interest cost on projected benefit obligation................                    243,004          221,332
Actual return on plan assets.................................                   (632,625)        (401,594)
Net amortization and deferral................................                    460,658          267,702
                                                                            --------------------------------
Total net periodic pension cost..............................                 $  154,776       $  174,461
                                                                            ================================

The actuarial computed benefit obligations and trusteed net assets are presented below. Plan assets are stated at fair value and are composed primarily of common stocks and money market funds.

                                                                               AS OF DECEMBER 31
                                                                        -------------------------------
                                                                             1997             1996

Plan assets at fair value............................................... $ 3,960,135     $  3,470,702
Actuarial present value of accumulated and projected benefit obligations, including vested benefits of $3,124,470 and $2,956,576
   in 1997 and 1996, respectively..........................                3,221,103        3,037,552
                                                                        -------------- ----------------
Excess (deficiency) of plan assets over projected benefit
   obligations..........................................................     739,032          433,150
Unrecognized prior service costs........................................      58,632          175,896
Unrecognized net gain...................................................    (911,110)        (565,010)
Unrecognized net asset..................................................     (10,824)         (13,530)
                                                                        ============== ================
Pension asset (liability)............................................... $  (124,270)    $     30,506
                                                                        ============== ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997



G.   EMPLOYEE BENEFIT PLANS - CONTINUED

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE makes annual contributions ($400,000 in both 1997 and 1996) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 16% of their compensation. CCE will match ($301,734 and $266,437 in 1997 and 1996, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 1997 and 1996 was $164,130 and $158,407, respectively, which was equal to 3% of eligible employees compensation.

H.   RELATED PARTY TRANSACTIONS

Management fees are charged by Nesco, Inc., an affiliate of NES Group, Inc., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Effective April 1, 1997, the Company and Nesco, Inc. entered into a new management agreement under which the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization and other expense (income). Prior to April 1, 1997, the amount of management fees paid was based on a percentage of sales. The Company incurred management fee expenses of approximately $1,668,000, $3,187,000, and $2,102,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

The subsidiaries of the Company have entered into a tax payment agreement with NES Group, Inc. providing for monthly payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. The Company paid distributions for income taxes of approximately $3,295,000, $4,122,000, and $4,680,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

I.   CONCENTRATION OF RISK

Accounts receivable from customers in the coal mining industry were approximately 56% at December 31, 1997 and 1996. Sales to one customer in 1997 constituted approximately 13.1% of the Company's total net sales. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $168,000 in 1997, $136,000 in 1996 and $14,000 in 1995. Accounts written-off were approximately $440,000 in 1997, $21,000 in 1996, and $24,000 in 1995.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


J.   BUSINESS AND GEOGRAPHIC AREA DATA

The Company's core business is Conveyor Equipment, which comprised approximately 83% of net sales in 1997 and is divided into four main business areas. The Mining Equipment business area is principally engaged in the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining applications in the coal industry. The Conveyor Components business area manufactures and sells components for conveyor systems. The Engineered Systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services into complete Conveyor Equipment systems that meet specific customer requirements. The Bulk Conveyor Equipment business area designs and manufactures a complete range of Conveyor Equipment used to transport bulk materials, such as cement, lime, food products and industrial waste. The Company also manufactures and/or refurbishes (i) axle components for the mobile home industry and (ii) air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


J.   BUSINESS AND GEOGRAPHIC AREA DATA - CONTINUED

Approximately 78% or $166.6 million of the Company's 1997 net sales were made in the United States, 19.5% or $41.6 million were made in Australia, and the remaining 2.5% or $5.3 million were made in other countries. Financial data by geographic area for 1997 is as follows in thousands (foreign operations were immaterial prior to 1997):

                 NET SALES
                      United States:
                           Domestic                                                   $158,470
                           Export                                                        9,771
                      Australia                                                         41,567
                      Other countries                                                    5,305
                      Intercompany eliminations                                         (1,596)
                                                                             ===================
                                                            TOTAL NET SALES          $ 213,517
                                                                             ===================

                 OPERATING INCOME
                      United States                                                   $ 18,122
                      Australia                                                          1,548
                      Other countries                                                      358
                      Intercompany eliminations                                            (15)
                                                                             ===================
                                                     TOTAL OPERATING INCOME           $ 20,013
                                                                             ===================

                 IDENTIFIABLE ASSETS
                      United States                                                   $166,809
                      Australia                                                         25,029
                      Other countries                                                    8,950
                      Intercompany eliminations                                        (71,063)
                                                                             ===================
                                                               TOTAL ASSETS           $ 129,725
                                                                             ===================

                 NET PROPERTY ADDITIONS
                      United States                                                    $ 1,388
                      Australia                                                          2,005
                      Other countries                                                       13
                                                                             ===================
                                                            TOTAL ADDITIONS            $ 3,406
                                                                             ===================

                 DEPRECIATION AND AMORTIZATION
                      United States                                                    $ 1,311
                      Australia                                                          1,352
                      Other countries                                                       45
                                                                             ===================
                                        TOTAL DEPRECIATION AND AMORTIZATION            $ 2,708
                                                                             ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


 K.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, CCE and GCC, both of which are wholly owned, are the only guarantors of the Series B Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating financial information for 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows (in thousands):

                                                        Combined      Combined
                                        The Company    Guarantor    Non-Guarantor
                                                      Subsidiaries  Subsidiaries  Eliminations    Total
                                        -------------------------------------------------------------------
BALANCE SHEET DATA:
Current assets:
   Cash and cash equivalents              $ 28,073      $  2,322     $      488    $       -   $ 30,883
   Accounts receivable, net                      -        19,299         11,731         (571)     30,459
   Inventories                                   -        23,625          3,948            -      27,573
   Other current assets                         47           633          1,671       (1,153)      1,198
                                        -------------------------------------------------------------------
Total current assets                        28,120        45,879         17,838       (1,724)     90,113

Property, plant and equipment, net               -         6,028          7,213            -      13,241
Goodwill                                         -        12,289          8,424            -      20,713
Investment in subsidiary                    49,958         7,903              -     (57, 861)          -
Other assets                                 5,041        11,591            504      (11,478)      5,658
                                        -------------------------------------------------------------------
Total assets                              $ 83,119      $ 83,690       $ 33,979    $ (71,063)  $ 129,725
                                        ===================================================================

Current liabilities:
   Notes payable                          $      -      $      -       $    456    $       -   $     456
   Trade accounts payable                        -        12,731          8,221       (2,078)     18,874
   Accrued compensation and employee
      benefits                                             4,756          1,275                    6,031
   Other accrued liabilities                 3,715         3,272          3,479                   10,466
   Current maturities of long-term
      obligations                                            185            997                    1,182
                                        -------------------------------------------------------------------
Total current liabilities                    3,715        20,944         14,428       (2,078)     37,009

Series B Senior Notes                      120,000             -              -            -     120,000
Other long-term obligations                      -         5,586         11,922       (8,819)      8,689
Stockholder's equity (deficit)             (40,596)       57,160          7,629      (60,166)    (35,973)
                                        ===================================================================
Total liabilities and stockholder's
   equity                                 $ 83,119      $ 83,690      $  33,979    $ (71,063)  $ 129,725
                                        ===================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997



 K.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                       Combined      Combined
                                        The Company   Guarantor    Non-Guarantor
                                                     Subsidiaries  Subsidiaries  Eliminations    Total
                                        -------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                $       -     $ 168,241      $  46,872   $   (1,596)  $  213,517
Costs of products sold                           -       133,266         38,735       (1,596)     170,405
                                        -------------------------------------------------------------------
Gross profit                                     -        34,975          8,137            -       43,112
Total operating expenses                       353        16,500          6,231           15       23,099
                                        -------------------------------------------------------------------
Operating income (loss)                       (353)       18,475          1,906          (15)      20,013
Interest expense                             9,403         1,408          1,171           (3)      11,979
Miscellaneous, net                               -         (239)             92            -         (147)
                                        -------------------------------------------------------------------
Income (loss) before foreign
   income taxes                             (9,756)       17,306            643          (12)       8,181
Foreign income taxes                             -             -            343            -          343
                                        ===================================================================
Net income (loss)                        $  (9,756)    $  17,306    $       300   $      (12)  $    7,838
                                        ===================================================================


CASH FLOWS DATA:
Net cash provided by (used in)           $  (5,930)    $  17,528    $    (1,139)               $   10,459
operating activities:
Investing activities:
   Purchase of property, plant and
     equipment                              (1,388)       (2,018)                                  (3,406)
   Purchase of BCE                                        (7,189)                                  (7,189)
   Purchase of Hewitt-Robins                             (12,895)                                 (12,895)
   Purchase of Tufkon                                       (698)                                    (698)
   Purchase of MECO                                         (175)         1,683                     1,508
   Investments in subsidiaries             (49,958)       44,423          5,535
                                         -----------------------------------------------------------------
Net cash provided by (used in)
investing activities                       (49,958)       22,078          5,200                   (22,680)
Financing activities:
   Proceeds from issuance of senior
    notes                                  120,000                                                120,000
   Deferred financing costs                 (5,199)                                                (5,199)
   Decrease in notes payable                             (12,395)          (465)                  (12,860)
   Proceeds from long-term obligations                     4,547            286                     4,833
   Principal payments on long-term
     obligations                                         (18,001)          (802)                  (18,803)
   Distributions for income taxes                         (3,295)                                  (3,295)
   Payment to former shareholders of
     BCE                                                  (2,927)        (2,927)
   Distributions for interest on
    senior notes                             9,160        (9,160)
   Dividends                               (40,000)                                               (40,000)
                                         -----------------------------------------------------------------
Net cash provided by financing activities   83,961       (38,304)        (3,908)                   41,749
Effect of exchange rate on cash                                             333                       333
                                         -----------------------------------------------------------------
Increase in cash and cash equivalents       28,073         1,302            486                    29,861
Cash and cash equivalents at beginning
  of year                                                  1,020              2                     1,022
                                         -----------------------------------------------------------------

Cash and cash equivalents at end of year $  28,073     $   2,322    $       488                $   30,883
                                         =================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


L.   CONTINGENCIES

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The following table sets forth certain information regarding the directors and executive officers of the Company:


NAME                                       AGE                POSITION WITH THE COMPANY

C.  Edward Bryant, Jr.                      63                President and Chief Executive Officer
Jimmy L. Dickinson                          55                Vice President and Chief Financial Officer
Jerry R. McGaha                             59                Senior Vice President of Sales and
                                                              Engineering
Edward F. Crawford                          58                Director
Donald F. Hastings                          69                Director
Joseph L. Mandia                            56                Director
Robert J. Tomsich                           67                Director
John R. Tomsich                             31                Director
James W. Wert                               51                Director


         Set forth below is a brief description of the business experience of each director and executive officer of the Company.

         MR. BRYANT has served as President and Chief Executive Officer of the Company since its inception. Mr. Bryant has also served as President and Chief Executive Officer of Continental Conveyor & Equipment Company since 1982 and as Chairman of the Board of Directors of CCE Pty.

         MR. DICKINSON has served as Vice President and Chief Financial Officer of the Company since its inception. Mr. Dickinson has also served as Vice President of Finance of Continental Conveyor & Equipment Company since 1973, as a Director of Continental Conveyor & Equipment Company since 1996 and as a Director of CCE Pty. Ltd. since 1996.

         MR. MCGAHA has served as Senior Vice President of Sales and Engineering of the Company since its inception. Mr. McGaha has also served as Senior Vice President of Sales and Engineering of Continental Conveyor & Equipment Company since 1996 and as Director of CCE Pty. Ltd. since 1996. In addition to the foregoing, Mr. McGaha was Vice President of Sales and Engineering of Continental Conveyor & Equipment Company from 1990 to 1996.

         MR. CRAWFORD has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Crawford has served as Chairman and Chief Executive Officer and a Director of Park-Ohio Industries, Inc. since 1992.

         MR. HASTINGS has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Hastings served as Chairman and Chief Executive Officer and a Director of Lincoln Electric Company from 1992 to 1997. Mr. Hastings retired from this position during 1997.

         MR. MANDIA has served as a Director of the Company since its inception. Mr. Mandia has also served as Group Vice President of NESCO, Inc. since 1988.

         MR. ROBERT TOMSICH has served as a Director of the Company since its inception. In addition, Mr. Robert Tomsich has served as President and Director of NESCO, Inc. (including predecessors of NESCO, Inc.) since 1956. Mr. Robert Tomsich is the father of Mr. John Tomsich.

         MR. JOHN TOMSICH has served as a Director of the Company since its inception. In addition, Mr. John Tomsich has served as Vice President of NESCO, Inc. since 1995 and in various other management positions with NESCO, Inc. since 1990. Mr. John Tomsich is the son of Mr. Robert Tomsich.

         MR. WERT has served as a Director of the Company since its inception. Prior to his service with the Company, Mr. Wert held a variety of executive management positions with KeyCorp, a financial services company based in Cleveland, Ohio, and KeyCorp's predecessor, Society Corporation. Mr. Wert served as Senior Executive Vice President and Chief Investment Officer of KeyCorp from 1995 to 1996. Prior to that time, he served as Senior Executive Vice President and Chief Financial Officer of KeyCorp for two years and Vice Chairman, Director and Chief Financial Officer of Society Corporation for four years. Since 1993, Mr. Wert has served as an outside Director, and currently serves as Chairman of the Executive and Compensation Committees of the Board of Directors, of Park-Ohio Industries, Inc.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and the other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000:

                                                                                  ANNUAL COMPENSATION
           NAME AND                                                                   OTHER ANNUAL
      PRINCIPAL POSITION                                                             COMPENSATION(1)
                                        YEAR         SALARY           BONUS

C. Edward Bryant, Jr.,                  1997        $187,344        $ 66,119           $ 15,446
President and Chief                     1996         145,008          59,900              6,512
 Executive Officer                      1995         144,797         298,115(2)          12,234

Jerry R. McGaha,                        1997         116,600          29,983             12,877
  Senior Vice President of Sales        1996         107,700          25,027              5,583
   and Engineering                      1995         130,350         121,187(2)           8,298

Jimmy L. Dickinson                      1997         125,277          27,436             10,369
 Vice President and Chief               1996         109,680          25,514              5,269
 Financial Officer                      1995         105,240         121,577(2)           7,663


(1) Amounts shown reflect contributions made by the Company on behalf of the named executives under the Continental Conveyor & Equipment Company Savings and Profit Sharing Plan and the Continental Conveyor & Equipment Company Retirement Plan for Salaried and Hourly (Non-Union) Employees at Salyersville, Kentucky. No amounts shown were received by any of the named executives.

(2) Includes special bonuses paid by Nesco, Inc. of $250,000 to Mr. Bryant, $100,000 to Mr. McGaha, and $100,000 to Mr. Dickinson for services performed in connection with a financial restructuring of Continental . See "Related Transactions - Special Bonuses Paid by Affiliate" below.

DIRECTOR COMPENSATION

         Each director of the Company not employed by the Company or any entity affiliated with the Company is entitled to receive $25,000 per year for serving as a director of the Company. In addition, the Company will reimburse such directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

                                                   PART III

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 1998:


   NUMBER OF SHARES                      TITLE OF CLASS                             NAME AND ADDRESS OF
                                                                                     BENEFICIAL OWNER

         100                      Common Stock, no par value                    NES Group, Inc.(1)
                                                                                6140 Parkland Boulevard
                                                                                Mayfield Heights, OH 44124

----------------------------

(1) All of the Company's issued and outstanding capital stock is owned by NES Group, Inc. which is 100 percent beneficially owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPANY FORMATION AND PROCEEDS FROM THE OFFERING.

                  The Company is a Delaware corporation formed on February 4, 1997, for the purpose of serving as a holding company for the operations conducted by Continental (including the BCE Subsidiaries) and Goodman. All of the capital stock of the Company has been issued to NES Group, Inc., which in turn, transferred to the Company all of the outstanding capital stock of Continental and Goodman. As a result, the Company is a wholly owned subsidiary of NES Group, Inc., and each of Continental and Goodman is a wholly owned subsidiary of the Company.

TAX PAYMENT AGREEMENT

                  The Company, Continental, and Goodman (each, a "Subsidiary") have entered into a tax payment agreement with NES Group, Inc. ("Tax Payment Agreement") providing for monthly payments by each Subsidiary to NES Group, Inc. in an amount equal to the greater of (i) the total federal, state, local, and, under certain circumstances, foreign income tax liability attributable to such Subsidiary's operations for the monthly period, determined on an annualized basis, and (ii) one twelfth the total federal, state, local, and, under certain circumstances, foreign income tax liability attributable to such Subsidiary's operations for the year. The tax rates applied to such income are to be based on the maximum individual federal, state, local, and foreign income tax rates imposed by Section 1 of the Internal Revenue Code of 1986, as amended, and by the equivalent provisions of state, local, and foreign income tax laws. These tax payments will not recognize any future carry-forward or carry-back tax benefits to the Company, Continental, or Goodman. Future direct and indirect Subsidiaries of the Company shall also become parties to the Tax Payment Agreement.


---------------

MANAGEMENT AGREEMENT

                  Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning include assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 1997 under the Management Agreement and the prior management fee arrangement was $1,668,489. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

                  The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

SPECIAL BONUSES PAID BY AFFILIATE.

                  Messrs. Bryant, McGaha, and Dickinson, the three executive officers of the Company, received special nonrecurring bonuses in 1995 for their efforts in connection with a financial restructuring of Continental. These awards in the respective amounts of $250,000, $100,000, and $100,000 are reflected in the Executive Compensation Table.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

                  (a)      Documents Filed as Part of this Report:

                           1.  Consolidated Financial Statements.

                               The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 18, 1998, are included in Item 8.

                               Report of Independent Auditors.

                               Consolidated Balance Sheets at December 31, 1997 and 1996.

                               Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.

                               Consolidated Statements of Owner's Equity
                               (deficit) for each of the three years in the period ended December 31, 1997.

                               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

                               Notes to Consolidated Financial Statements.

                           2.  Financial Statement Schedules

                               All financial statement schedules for Continental Global Group, Inc. and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

                           3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

                               The information required by this paragraph is contained in the Index of Exhibits to this report which is incorporated herein by reference.

                  (b)      Reports on Form 8-K.

                           November 3, 1997: Item 2 - Acquisition or disposition of Assets, disclosing the purchase and assumption of certain assets and liabilities of the MECO Belts Group from Joy Technologies Inc. a subsidiary of Harnischfeger Industries.

                           No other reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) the Securities Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                                 CONTINENTAL GLOBAL GROUP, INC.

                                   By: /s/ C. Edward Bryant, Jr.
                                      -----------------------------------------
                                          Name: C. Edward Bryant, Jr.
                                   Title: President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                            TITLE                              DATE

/s/ C. Edward Bryant, Jr            President and Chief Executive Officer                     March 27, 1998
-----------------------             (Principal Executive Officer)
C. Edward Bryant, Jr.

/s/ Jimmy L. Dickinson               Vice President and Chief Financial Officer               March 27, 1998
-----------------------              (Principal Financial Officer and Principal
Jimmy L. Dickinson                       Accounting Officer)

/s/ Edward F. Crawford               Director                                                 March 27, 1998
-----------------------
Edward F. Crawford

/s/ Donald F. Hastings               Director                                                 March 27, 1998
-----------------------
Donald F. Hastings

/s/ Joseph L. Mandia                 Director                                                 March 27, 1998
-----------------------
Joseph L. Mandia

/s/ John R. Tomsich                  Director                                                 March 27, 1998
-----------------------
John R. Tomsich

/s/ Robert J. Tomsich                Director                                                 March 27, 1998
-----------------------
Robert J. Tomsich

/s/ James W. Wert                    Director                                                 March 27, 1998
-----------------------
James W. Wert

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy, or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                         CONTINENTAL GLOBAL GROUP, INC.

                                    FORM 10-K

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT

     3.1          Certificate of Incorporation of Continental Global Group, Inc.,                         *
                  as currently in effect

     3.2          By-Laws of Continental Global Group, Inc., as currently in                              *
                  effect

     4.1          Indenture, dated as of April 1, 1997, among Continental Global                          *
                  Group, Inc., Continental Conveyor & Equipment Company,
                  Goodman Conveyor Company, and the Trustee (containing
                  as exhibits, specimens of the Series A Notes and the Series B
                  Notes)

     4.2          Purchase Agreement, dated as of March 26, 1997, among                                   *
                  Continental Global Group, Inc., Continental Conveyor & Equipment
                  Company, Goodman Conveyor Company, and Donaldson, Lufkin &
                  Jenrette Securities Corporation, as Initial Purchaser, relating to the
                  Series A Notes

     4.3          Registration Rights Agreement, dated as of April 1, 1997, among                         *
                  Continental Global Group, Inc., Continental Conveyor & Equipment
                  Company, Goodman Conveyor Company, and Donaldson, Lufkin &
                  Jenrette Securities Corporation, as Initial Purchaser

     10.1         Revolving Credit Facility, dated as of Sept. 14, 1992, as amended                       *
                  by Amendment I, II, and III, among Continental Conveyor &
                  Equipment Company, Goodman Conveyor Company, and Bank
                  One, Cleveland, NA

     10.2         Share Sale Agreement dated as of November 8, 1996, as amended                           *
                  by First and Second Supplementary Deeds, among Continental Pty.
                  Ltd. And various Australian sellers, relating to the BCE acquisition

     10.3         Asset Purchase Agreement, dated as of March 3, 1997, among                              *
                  Continental Conveyor & Equipment Company, Process Technology
                  Holdings, Inc., and W. S. Tyler Incorporated, relating to the Hewitt-
                  Robins acquisition.

     10.4         Management Agreement, dated as of April 1, 1997, between                                *
                  Continental Global Group, Inc. and Nesco, Inc.

     10.5         Tax Payment Agreement, dated as of April 1, 1997, among                                 *
                  Continental Global Group., Inc., Continental Conveyor &
                  Equipment Company, Goodman Conveyor Company, and NES
                  Group, Inc.

     12           Statement regarding computation of ratio of earnings to fixed charges

     21           Subsidiaries of registrant

     27           Financial Data Schedule (filed electronically only)

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933, as amended.