Form 10-Q
period 1998-03-31
CONTINENTAL GLOBAL GROUP INC
filed 1998-05-12
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
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

                                      Continental Conveyor & Equipment
Continental Global Group, Inc.        Company                             Goodman Conveyor Company
438 Industrial Drive                  438 Industrial Drive                Route 178 South
Winfield, Alabama 35594               Winfield, Alabama 35594             Belton, South Carolina 29627
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

               Yes ( x )                         No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of April 30, 1998, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

Part I   Financial Information                                                                    Page Number

         Item 1     Financial Statements (Unaudited)..............................................        1

                    Condensed Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997..........................................        2

                    Condensed Consolidated Statements of Income and Comprehensive Income
                    Three Months ended March 31, 1998 and 1997....................................        3

                    Condensed Consolidated Statements of Cash Flows
                    Three Months ended March 31, 1998 and 1997....................................        4

                    Notes to Condensed Consolidated Financial Statements..........................     5-10

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................    11-13

Part II  Other Information

         Item 6     Exhibits and Reports on Form 8-K..............................................       14

         Signature................................................................................       15

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets



                                                                     March 31           December 31
                                                                       1998                1997
                                                                  -------------       --------------
                                                                   (Unaudited)           (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                      $  32,539,127       $  30,882,733
   Accounts receivable, net                                          32,586,241          30,458,953
   Inventories                                                       28,747,491          27,572,559
   Other current assets                                               1,109,637           1,198,425
                                                                  -------------       -------------
Total current assets                                                 94,982,496          90,112,670

Property, plant and equipment                                        20,190,266          19,530,408
Less accumulated depreciation                                         6,951,989           6,289,081
                                                                  -------------       -------------
                                                                     13,238,277          13,241,327

Goodwill                                                             20,701,021          20,713,078
Deferred financing costs                                              4,679,121           4,809,097
Other assets                                                            986,732             848,611
                                                                  -------------       -------------

                                                                  $ 134,587,647       $ 129,724,783
                                                                  =============       =============

LIABILITIES AND OWNER'S EQUITY:
Current liabilities:
   Notes payable                                                  $   4,085,147       $     455,743
   Trade accounts payable                                            17,981,484          18,874,057
   Accrued compensation and employee benefits                         5,010,480           6,030,950
   Other accrued liabilities                                         13,225,555          10,466,645
   Current maturities of long-term obligations                        1,183,215           1,181,715
                                                                  -------------       -------------
Total current liabilities                                            41,485,881          37,009,110

Senior notes                                                        120,000,000         120,000,000
Other long-term obligations, less current maturities                  8,534,926           8,688,529

Stockholder's equity:
   Common stock, no par value, authorized 1,500 shares,
     issued and outstanding 100 shares at stated value of $5
     per share
                                                                            500                 500
   Paid-in capital                                                    1,993,188           1,993,188
   Retained deficit                                                 (35,187,909)        (35,456,724)
   Accumulated other comprehensive income                            (2,238,939)         (2,509,820)
                                                                  -------------       -------------
                                                                    (35,433,160)        (35,972,856)
                                                                  -------------       -------------

                                                                  $ 134,587,647       $ 129,724,783
                                                                  =============       =============

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

      Condensed Consolidated Statements of Income and Comprehensive Income





                                                  Three months ended March 31
                                                    1998               1997
                                                -------------------------------
                                                        (Unaudited)

Net sales                                       $ 57,091,275       $ 47,075,637
Cost of products sold                             46,588,667         38,493,591
                                                -------------------------------
Gross profit                                      10,502,608          8,582,046

Operating expenses:
   Selling and engineering                         4,044,157          3,253,217
   General and administrative                      1,974,309          1,297,726
   Management fee                                    290,333            775,966
   Amortization expense                              171,375             89,381
                                                -------------------------------
Total operating expenses                           6,480,174          5,416,290
                                                -------------------------------
Operating income                                   4,022,434          3,165,756

Other expenses (income):
   Interest expense, net                           3,242,127          1,283,897
   Miscellaneous, net                                (23,889)           (42,722)
                                                -------------------------------
Total other expenses                               3,218,238          1,241,175
                                                -------------------------------
Income before foreign income taxes                   804,196          1,924,581
Foreign income taxes                                (132,976)          (250,000)
                                                -------------------------------
Net income                                           937,172          2,174,581
Other comprehensive income:
   Foreign currency translation adjustment           270,881            (15,599)
                                                -------------------------------

Comprehensive income                            $  1,208,053       $  2,158,982
                                                ===============================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                  Three months ended March 31
                                                                    1998               1997
                                                                -------------------------------
                                                                                (Unaudited)

Operating activities:
   Net income                                                   $    937,172       $  2,174,581
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Deferred foreign income tax credit                                    -           (250,000)
     Provision for depreciation and amortization                     804,949            588,598
     Changes in operating assets and liabilities                  (2,388,759)        (3,368,801)
                                                                -------------------------------
Net cash used in operating activities                               (646,638)          (855,622)

Investing activities:
   Purchases of property, plant, and equipment (net)                (513,697)          (539,367)
   Purchase of BCE, net of notes to seller                                 -         (7,189,125)
                                                                -------------------------------
Net cash used in investing activities                               (513,697)        (7,728,492)

Financing activities:
   Net increase in borrowings on notes payable                     3,658,973          6,482,143
   Proceeds from long-term obligations                                69,182          4,117,703
   Principal payments on long-term obligations                      (295,956)          (628,670)
   Distributions for income taxes                                   (668,357)        (1,185,998)
                                                                -------------------------------
Net cash provided by financing activities                          2,763,842          8,785,178
Effect of exchange rate on cash                                       52,887            (15,599)
                                                                -------------------------------
Increase in cash and cash equivalents                              1,656,394            185,465
Cash and cash equivalents at beginning of period                  30,882,733          1,022,033
                                                                -------------------------------

Cash and cash equivalents at end of period                      $ 32,539,127       $  1,207,498
                                                                ===============================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1998




A.   BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1997, included in the Form 10-K filed by the Company on March 27, 1998.

B.    ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income and the disclosure of total comprehensive income. The adoption of Statement 130 in the first quarter of 1998 had no impact on the Company's net income or owner's equity. The foreign currency translation adjustment included in other comprehensive income was approximately $271,000 and $(16,000) for the three months ended March 31, 1998 and 1997, respectively. The accumulated other comprehensive income included in owner's equity was approximately $(2,239,000) and $(2,510,000) at March 31, 1998 and December 31, 1997, respectively.

C.   INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 65% and 66% of inventories at March 31, 1998 and December 31, 1997, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,140,000 at March 31, 1998 and December 31, 1997.

                         Continental Global Group, Inc.

D.    INCOME TAXES

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

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. For the three months ended March 31, 1998 and 1997, the Company recorded foreign income tax credits of approximately $133,000 and $250,000, respectively, related to its Australian subsidiary. The Company did not record foreign income tax expense related to its subsidiaries in the United Kingdom and South Africa because these subsidiaries have operating loss carryforwards which offset any current year tax expense. Pre-tax income (loss) attributable to foreign operations was approximately $(721,000) and $(729,000) for the three month periods ended March 31, 1998 and 1997, respectively.

E.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the only guarantors of the Series B Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating balance sheets as of March 31, 1998 and December 31, 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
                                The Company     Subsidiaries    Subsidiaries   Eliminations       Total
                              ------------------------------------------------------------------------------
March 31, 1998:
Current assets:
   Cash and cash equivalents      $  31,436     $        889    $        214  $           -    $    32,539
   Accounts receivable, net             411           21,098          12,596        (1,519)         32,586
   Inventories                            -           23,764           4,984             -          28,748
   Other current assets                 (14)           1,257             896        (1,029)          1,110
                              ------------------------------------------------------------------------------
Total current assets                 31,833           47,008          18,690        (2,548)         94,983
Property, plant, and
   equipment, net                         -            6,070           7,168             -          13,238
Goodwill                                  -           12,193           8,508             -          20,701
Investment in subsidiaries           49,958            7,904               -       (57,862)              -
Deferred financing costs              4,679                -               -             -           4,679
Other assets                            237           12,399             558       (12,207)            987
                              ------------------------------------------------------------------------------
Total assets                      $  86,707        $  85,574       $  34,924    $  (72,617)     $  134,588
                              ==============================================================================

                         Continental Global Group, Inc.

E.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                  Combined        Combined
                                                  Guarantor     Non-Guarantor
                                The Company      Subsidiaries    Subsidiaries   Eliminations       Total
                              ------------------------------------------------------------------------------
March 31, 1998:
Current liabilities:
   Notes payable                  $       -      $       411      $    4,085  $       (411)     $    4,085
   Trade accounts payable                 -           14,207           7,007        (3,232)         17,982
   Accrued compensation and
     employee benefits                    -            3,620           1,390             -           5,010
   Other accrued liabilities          7,110            3,771           2,345             -          13,226
   Current maturities of
     long-term obligations                -              185             998             -           1,183
                              ------------------------------------------------------------------------------
Total current liabilities             7,110           22,194          15,825        (3,643)         41,486
Series B Senior Notes               120,000                -               -             -         120,000
Other long-term obligations               -            5,557          11,955        (8,977)          8,535
Stockholder's equity                (40,403)          57,823           7,144       (59,997)        (35,433)
(deficit)
                              ------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity           $  86,707      $    85,574      $   34,924  $    (72,617)     $  134,588
                              ==============================================================================

December 31, 1997:
Current assets:
   Cash and cash equivalents      $  28,073      $     2,322      $      488  $           -     $   30,883
   Accounts receivable, net               -           19,299          11,731          (571)         30,459
   Inventories                            -           23,625           3,948             -          27,573
   Other current assets                  47              633           1,671        (1,153)          1,198
                              ------------------------------------------------------------------------------
Total current assets                 28,120           45,879          17,838        (1,724)         90,113
Property, plant, and
   equipment, net                         -            6,028           7,213             -          13,241
Goodwill                                  -           12,289           8,424             -          20,713
Investment in subsidiaries           49,958            7,903               -       (57,861)              -
Deferred financing costs              4,809                -               -             -           4,809
Other assets                            232           11,591             504       (11,478)            849
                              ------------------------------------------------------------------------------
Total assets                      $  83,119      $    83,690      $   33,979  $    (71,063)     $  129,725
                              ==============================================================================

Current liabilities:
   Notes payable                  $      -       $         -      $      456  $            -    $      456
   Trade accounts payable                -            12,731           8,221        (2,078)         18,874
   Accrued compensation and
     employee benefits                   -             4,756           1,275             -           6,031
   Other accrued liabilities          3,715            3,272           3,479             -          10,466
   Current maturities of
     long-term obligations                -              185             997             -           1,182
                              ------------------------------------------------------------------------------
Total current liabilities             3,715           20,944          14,428        (2,078)         37,009
Series B Senior Notes               120,000                -               -             -         120,000
Other long-term obligations               -            5,586          11,922        (8,819)          8,689
Stockholder's equity                (40,596)          57,160           7,629       (60,166)        (35,973)
(deficit)
                              ------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity           $  83,119      $    83,690      $   33,979  $    (71,063)     $  129,725
                              ==============================================================================

                         Continental Global Group, Inc.

E.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating income statements for the three months ended March 31, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows (in thousands):


                                                     Combined       Combined
                                     The Company    Guarantor    Non-Guarantor
                                                   Subsidiaries   Subsidiaries   Eliminations     Total
                                     -----------------------------------------------------------------------
Three months ended March 31, 1998:
Net sales                              $       -     $  43,102       $  14,362       $  (373)    $  57,091
Cost of products sold                          -        34,638          12,324          (373)       46,589
                                     -----------------------------------------------------------------------
Gross profit                                   -         8,464           2,038             -        10,502
Total operating expenses                      93         4,040           2,347             -         6,480
                                     -----------------------------------------------------------------------
Operating income (loss)                      (93)        4,424            (309)            -         4,022
Interest expense                           3,004          (139)            377             -         3,242
Miscellaneous, net                          (141)           82              35             -           (24)
                                     -----------------------------------------------------------------------
Income (loss) before foreign
   income taxes                           (2,956)        4,481            (721)            -           804
Foreign income taxes                           -             -            (133)            -          (133)
                                     -----------------------------------------------------------------------
Net income (loss)                      $  (2,956)   $    4,481      $     (588)     $      -    $      937
                                     =======================================================================

                                                     Combined       Combined
                                     The Company    Guarantor    Non-Guarantor
                                                   Subsidiaries   Subsidiaries   Eliminations     Total
                                     -----------------------------------------------------------------------
Three months ended March 31, 1997:
Net sales                            $         -     $   40,503     $    6,834      $   (261)  $    47,076
Cost of products sold                          -         32,747          6,008          (261)       38,494
                                     -----------------------------------------------------------------------
Gross profit                                   -          7,756            826             -         8,582
Total operating expenses                       -          4,017          1,399             -         5,416
                                     -----------------------------------------------------------------------
Operating income (loss)                        -          3,739           (573)            -         3,166
Interest expense                               -          1,029            255             -         1,284
Miscellaneous, net                             -             56            (99)            -           (43)
                                     -----------------------------------------------------------------------
Income (loss) before foreign
   income taxes                                -          2,654           (729)            -         1,925
Foreign income taxes                           -              -           (250)            -          (250)
                                     -----------------------------------------------------------------------
Net income (loss)                    $         -     $    2,654     $     (479)     $      -   $      2,175
                                     =======================================================================

                         Continental Global Group, Inc.

  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


E.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the three months ended March 31, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows (in thousands):

                                                     Combined       Combined
                                     The Company    Guarantor    Non-Guarantor
                                                   Subsidiaries   Subsidiaries   Eliminations     Total
                                     -----------------------------------------------------------------------

Three months ended March 31, 1998:
Net cash provided by (used in)
   operating activities               $      214     $   2,313       $  (3,574)       $  400   $      (647)

Investing activities:
   Purchases of property, plant,
    and equipment (net)                        -          (311)           (203)            -          (514)
                                     -----------------------------------------------------------------------
Net cash used in investing                     -          (311)           (203)            -          (514)
   activities

Financing activities:
   Net increase in borrowings on
     notes payable                             -           411           3,659          (411)        3,659
   Proceeds from long-term
     obligations                               -             -              69             -            69
   Principal payments on long-term
     obligations                               -           (29)           (267)            -          (296)
   Distributions for income taxes           (151)         (517)              -             -          (668)
   Distributions for interest on
     senior notes                          3,300        (3,300)              -             -             -
                                     -----------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                    3,149        (3,435)          3,461          (411)        2,764
Effect of exchange rate on cash                -              -             42            11            53
                                     -----------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                        3,363        (1,433)           (274)            -         1,656
Cash and cash equivalents at
   beginning of period                    28,073         2,322             488             -        30,883
                                     -----------------------------------------------------------------------
Cash and cash equivalents at end
   of period                           $  31,436     $     889       $     214      $      -     $  32,539
                                     =======================================================================

                         Continental Global Group, Inc.

E.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                     Combined       Combined
                                     The Company    Guarantor    Non-Guarantor
                                                   Subsidiaries   Subsidiaries   Eliminations     Total
                                     -----------------------------------------------------------------------

Three months ended March 31, 1997:
Net cash provided by (used in)
   operating activities                 $       -     $  2,707       $  (3,563)     $       -    $    (856)

Investing activities:
   Purchases of property, plant,
    and equipment (net)                         -         (501)            (38)             -         (539)
   Purchase of BCE, net of notes
     to seller                                  -      (11,300)          4,111              -       (7,189)
                                     -----------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                         -      (11,801)          4,073              -       (7,728)

Financing activities:
   Net increase in borrowings on
     notes payable                              -        6,482               -              -        6,482
   Proceeds from long-term
     obligations                                -        4,471            (353)             -        4,118
   Principal payments on long-term
     obligations                                -         (667)             38              -         (629)
   Distributions for income taxes               -       (1,186)              -              -       (1,186)
                                     -----------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                         -        9,100            (315)             -        8,785
Effect of exchange rate on cash                 -            -             (16)             -          (16)
                                     -----------------------------------------------------------------------
Increase in cash and cash                       -            6             179              -          185
   equivalents
Cash and cash equivalents at
   beginning of period                          -        1,020               2              -        1,022
                                     -----------------------------------------------------------------------
Cash and cash equivalents at end
   of period                            $       -     $  1,026       $     181      $       -     $  1,207
                                     =======================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 27, 1998.

GENERAL

The Company believes it is a leading international manufacturer and supplier of conveyor equipment for use in the coal mining industry. The Company estimates it has a 43% share of the United States market for idlers used in above ground conveyor equipment and a significantly higher share of the United States underground coal mining conveyor equipment market. The Company increased its market share in 1997 through several acquisitions. In January 1997, the Company consummated the acquisition of BCE, a group of conveyor and related equipment and service companies in Australia. On April 1, 1997, the Company acquired Hewitt-Robins, a United States manufacturer of conveyor components. On October 17, 1997, the Company completed the acquisition of the MECO Belts Group (MECO) from Joy Technologies Inc., a subsidiary of Harnischfeger Industries. MECO is an international conveyor equipment company with operations in the United States, United Kingdom, South Africa, and Australia.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three month periods ended March 31, 1998 and 1997.

                                    Three months ended March 31
                                 ----------------------------------
                                       1998             1997

Net sales                             100.0%           100.0%
Cost of products sold                  81.6             81.8
Gross profit                           18.4             18.2
SG&A expenses                          10.5              9.7
Management fee                          0.5              1.6
Amortization expense                    0.3              0.2
Operating income                        7.1              6.7

Three months ended March 31, 1998, compared to three months ended March 31, 1997:

Net Sales
---------
Net sales increased $10.0 million, or 21%, from $47.1 million in 1997 to $57.1 million in 1998. The acquisitions of Hewitt-Robins and MECO increased net sales by $12.1 million, which was partially offset by a $3.1 million decrease in the Company's other conveyor equipment businesses. Net sales in the Company's other businesses, primarily mobile home products, increased by $1.0 million as a result of increased sales volumes.

Gross Profit
------------
Gross profit increased $1.9 million, or 22%, from $8.6 million in 1997 to $10.5 million in 1998. The acquisitions of Hewitt-Robins and MECO increased gross profit by $2.3 million. Gross profit in the Company's other conveyor equipment businesses decreased by $0.3 million, as a result of decreased sales volumes, which were partially offset by improved margins. Gross profit in the Company's mobile homes products business decreased by $0.1 million.

SG&A Expenses
-------------
Selling, engineering, general and administrative expenses, which do not include management fees (SG&A expenses), increased $1.5 million, or 32%, from $4.5 million in 1997 to $6.0 million in 1998. This resulted from an increase in personnel, facilities, and marketing costs as a result of the acquisitions of Hewitt-Robins and MECO.

Operating Income
----------------
Operating income increased $0.8 million, or 27%, from $3.2 million in 1997 to $4.0 million in 1998. The increase is the result of the $1.9 million increase in gross profit and a $0.5 million decrease in management fees, offset by the $1.5 million increase in SG&A expenses and a $0.1 million increase in amortization expense. The decrease in management fees resulted from a limitation on payment of such fees under a new management agreement that became effective April 1, 1997. The increase in amortization expense is the result of increased goodwill related to the acquisitions of Hewitt-Robins and MECO.

Backlog
-------
Backlog at March 31, 1998 was $58.5 million, an increase of $1.8 million, or 3%, from $56.7 million at December 31, 1997. The increase is attributable to increased orders in the mining equipment business area. Approximately 95% of the backlog is expected to be shipped in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.6 million and $0.9 million for the three months ending March 31, 1998 and 1997, respectively. Net cash used in operating activities in 1998 resulted from lower net income and a $2.4 million increase in operating assets. The decline in net income was the result of increased interest expense related to the Series B Senior Notes. The increase in operating assets was due to an increase in accounts receivable and inventory balances. Net cash used in 1997 was primarily due to an increase in operating assets of $3.4 million employed to support increased business volumes related to the acquisition of BCE.

Net cash used in investing activities was $0.5 million and $7.7 million for the three months ending March 31, 1998 and 1997, respectively. The significant difference between 1998 and 1997 was due to the 1997 acquisition of BCE for $7.2 million. The balance of expenditures for investing activities, $0.5 million in 1998 and 1997, represents net purchases of property, plant, and equipment.

Net cash provided by financing activities was $2.8 million and $8.8 million for the three months ending March 31, 1998 and 1997, respectively. The cash provided by financing activities was primarily the result of net increases in borrowings on notes payable of $3.7 million and $6.5 million in 1998 and 1997, respectively, and proceeds from long-term obligations of $0.1 million and $4.1 million in 1998 and 1997, respectively. The Company made principal payments on long-term obligations of $0.3 million in 1998 and $0.6 million in 1997. The Company made distributions to NES Group, Inc. of $0.7 million in 1998 and $1.2 million in 1997 for the payment of income taxes.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from continuing operations to be adequate to meet current cash requirements. At March 31, 1998, the Company had cash and cash equivalents of $32.5 million and an unused credit facility line of $30.0 million.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives, or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements include, without limitation, statements regarding the Company's Year 2000 compliance program. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits - See index of exhibits

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTINENTAL GLOBAL GROUP, INC.

                              By:  /s/ JIMMY L. DICKINSON
                                  -----------------------
                                  JIMMY L. DICKINSON

                                  Vice President and Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                              CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                              By:  /s/ JIMMY L. DICKINSON
                                  -----------------------
                                  JIMMY L. DICKINSON

                                  Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                              GOODMAN CONVEYOR COMPANY

                              By:  /s/ LAWRENCE KUKULSKI
                                  -----------------------
                                  LAWRENCE KUKULSKI

                                  Vice President - Finance and Administration
                                  (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  May 12, 1998

                         CONTINENTAL GLOBAL GROUP, INC.
                                    FORM 10-Q
                                INDEX OF EXHIBITS

  Exhibit
  Number     Description of Exhibit
  ------     ----------------------

    3.1      Certificate of Incorporation of Continental Global Group, Inc., as currently in effect      *

    3.2      By-Laws of Continental Global Group, Inc., as currently in effect                           *

    3.3      Certificate of Incorporation of Continental Conveyor & Equipment Company, as currently      *
             in effect

    3.4      By-Laws of Continental Conveyor & Equipment Company, as currently in effect                 *

    3.5      Certificate of Incorporation of Goodman Conveyor Company, as currently in effect            *

    3.6      By-Laws of Goodman Conveyor Company, as currently in effect                                 *

    4.1      Indenture, dated as of April 1, 1997, among Continental Global Group, Inc., Continental     *
             Conveyor & Equipment Company, Goodman Conveyor Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes)

   10.1      Revolving Credit Facility, dated as of September 14, 1992, as amended by Amendment I,       *
             II, and III, among Continental Conveyor & Equipment Company, Goodman Conveyor Company,
             and Bank One, Cleveland, NA

   10.2      Share Sale Agreement dated as of November 8, 1996, as amended by First and Second           *
             Supplementary Deeds, among Continental Pty. Ltd. and various Australian sellers, relating to the BCE acquisition

   10.3      Asset Purchase Agreement, dated as of March 3, 1997, among Continental Conveyor &           *
             Equipment Company, Process Technology Holdings, Inc., and W.S. Tyler Incorporated,
             relating to the Hewitt-Robins acquisition

   10.4      Management Agreement, dated as of April 1, 1997, between Continental Global Group, Inc.     *
             and Nesco, Inc.

   10.5      Tax Payment Agreement, dated as of April 1, 1997, among Continental Global Group, Inc.,     *
             Continental Conveyor & Equipment Company, Goodman Conveyor Company, and NES Group, Inc.

   10.6      World Wide Purchase and Sale Agreement dated as of October 17, 1997, by and among           **
             Continental Conveyor International Inc., Joy Technologies, Inc., and certain affiliates of Joy Technologies Inc. (The "Purchase Agreement"). (All exhibits to the Purchase
             Agreement have been omitted, and Registrant will furnish supplementally to the
             Commission, upon request, a copy of any omitted exhibit.)

    12       Statement regarding computation of ratio of earnings to fixed charges

    27       Financial Data Schedule (filed electronically only)

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933, as amended

** Incorporated by reference from Form 8-K filed November 3, 1997, under the Securities Exchange Act of 1934, as amended.