Form 10-Q
period 1998-06-30
CONTINENTAL GLOBAL GROUP INC
filed 1998-08-14
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                         31-1506889
 -------------------------------                          ----------------
 (State or other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company         Delaware           34-1603197
Goodman Conveyor Company                         Delaware           34-1603196

                                      Continental Conveyor & Equipment
Continental Global Group, Inc.        Company                             Goodman Conveyor Company
438 Industrial Drive                  438 Industrial Drive                Route 178 South
Winfield, Alabama 35594               Winfield, Alabama 35594             Belton, South Carolina 29627
(205) 487-6492                        (205) 487-6492                      (864) 338-7793

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

As of July 31, 1998, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

Part I   Financial Information                                                                   Page Number

         Item 1     Financial Statements (Unaudited)................................................... 1

                    Condensed Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997................................................ 2

                    Condensed Consolidated Statements of Income
                    Three Months and Six Months ended June 30, 1998 and 1997........................... 3

                    Condensed Consolidated Statements of Cash Flows
                    Six Months ended June 30, 1998 and 1997............................................ 4

                    Notes to Condensed Consolidated Financial Statements.............................5-11

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................................12-15

Part II  Other Information

         Item 6     Exhibits and Reports on Form 8-K.................................................. 16

         Signature.................................................................................... 17

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                 June 30         December 31
                                                                  1998               1997
                                                              -------------      ------------
                                                               (Unaudited)         (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                  $  26,962,898      $  30,882,733
   Accounts receivable, net                                      41,154,459         30,458,953
   Inventories                                                   28,936,826         27,572,559
   Other current assets                                           1,228,413          1,198,425
                                                              -------------      -------------
Total current assets                                             98,282,596         90,112,670

Property, plant and equipment                                    20,293,557         19,530,408
Less accumulated depreciation                                     7,150,416          6,289,081
                                                              -------------      -------------
                                                                 13,143,141         13,241,327

Goodwill                                                         20,050,131         20,713,078
Deferred financing costs                                          4,549,145          4,809,097
Other assets                                                        922,626            848,611
                                                              -------------      -------------

                                                              $ 136,947,639      $ 129,724,783
                                                              =============      =============
LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
   Notes payable                                              $   5,731,863      $     455,743
   Trade accounts payable                                        23,571,563         18,874,057
   Accrued compensation and employee benefits                     5,759,911          6,030,950
   Accrued interest on senior notes                               3,300,000          3,300,000
   Other accrued liabilities                                      5,889,659          7,166,645
   Current maturities of long-term obligations                    1,147,910          1,181,715
                                                              -------------      -------------
Total current liabilities                                        45,400,906         37,009,110

Senior notes                                                    120,000,000        120,000,000
Other long-term obligations, less current maturities              8,309,091          8,688,529

Stockholder's equity:
   Common stock, no par value, authorized 1,500 shares,
     issued and outstanding 100 shares at stated value of
     $5 per share                                                       500                500
   Paid-in capital                                                1,993,188          1,993,188
   Accumulated deficit                                          (35,562,525)       (35,456,724)
   Accumulated other comprehensive income                        (3,193,521)        (2,509,820)
                                                              -------------      -------------
                                                                (36,762,358)       (35,972,856)
                                                              -------------      -------------

                                                              $ 136,947,639      $ 129,724,783
                                                              =============      =============


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income



                                     Three months ended June 30          Six months ended June 30
                                       1998             1997             1998               1997
                                   ------------      -----------     --------------     ------------
                                            (Unaudited)                         (Unaudited)
Net sales                          $ 60,560,222      $50,437,276     $ 117,651,497      $ 97,512,913
Cost of products sold                50,311,937       40,280,760        96,900,604        78,774,351
                                   ------------      -----------     -------------      ------------
Gross profit                         10,248,285       10,156,516        20,750,893        18,738,562

Operating expenses:
   Selling and engineering            4,263,081        3,144,642         8,307,238         6,397,859
   General and administrative         2,246,292        1,850,083         4,220,601         3,147,809
   Management fee                       280,019          327,026           570,352         1,102,992
   Amortization expense                 169,017          162,645           340,392           252,026
   Restructuring charge                 295,436               --           295,436                --
                                   ------------      -----------     -------------      ------------
Total operating expenses              7,253,845        5,484,396        13,734,019        10,900,686
                                   ------------      -----------     -------------      ------------
Operating income                      2,994,440        4,672,120         7,016,874         7,837,876

Other expenses:
   Interest expense, net              3,064,795        3,319,853         6,306,922         4,603,750
   Miscellaneous, net                   118,904          158,043            95,015           115,321
                                   ------------      -----------     -------------      ------------
Total other expenses                  3,183,699        3,477,896         6,401,937         4,719,071
                                   ------------      -----------     -------------      ------------
Income (loss) before foreign
   income taxes                        (189,259)       1,194,224           614,937         3,118,805
Foreign income taxes (benefit)         (271,885)          88,404          (404,861)         (161,596)
                                   ------------      -----------     -------------      ------------

Net income                         $     82,626      $ 1,105,820     $   1,019,798      $  3,280,401
                                   ============      ===========     =============      ============



See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                   Six months ended June 30
                                                                    1998              1997
                                                                -------------     -------------
                                                                         (Unaudited)
Operating activities:
   Net income                                                   $  1,019,798      $   3,280,401
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Deferred foreign income tax credit                                   --           (161,596)
     Provision for depreciation and amortization                   1,571,520          1,423,250
     Changes in operating assets and liabilities                  (8,917,538)        (4,043,496)
                                                                ------------      -------------
Net cash provided by (used in) operating activities               (6,326,220)           498,559

Investing activities:
   Purchases of property, plant, and equipment (net)              (1,496,774)          (881,687)
   Purchase of BCE, net of notes to seller                                --         (7,189,125)
   Purchase of Hewitt-Robins                                              --        (13,228,032)
                                                                ------------      -------------
Net cash used in investing activities                             (1,496,774)       (21,298,844)

Financing activities:
   Proceeds from issuance of senior notes                                 --        120,000,000
   Deferred financing costs                                               --         (5,072,831)
   Net increase (decrease) in borrowings on notes payable          5,562,017        (10,484,467)
   Proceeds from long-term obligations                               358,497          4,584,830
   Principal payments on long-term obligations                      (584,467)       (17,803,196)
   Distributions for income taxes                                 (1,125,599)        (1,683,591)
   Payment to former shareholders of BCE                                  --         (2,927,300)
   Dividends                                                              --        (40,000,000)
                                                                ------------      -------------
Net cash provided by financing activities                          4,210,448         46,613,445
Effect of exchange rate on cash                                     (307,289)          (117,838)
                                                                ------------      -------------
Increase (decrease) in cash and cash equivalents                  (3,919,835)        25,695,322
Cash and cash equivalents at beginning of period                  30,882,733          1,022,033
                                                                ------------      -------------

Cash and cash equivalents at end of period                      $ 26,962,898      $  26,717,355
                                                                ============      =============


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1998

A.   BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1997, included in the Form 10-K filed by the Company on March 27, 1998.

B.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.     ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income and the disclosure of total comprehensive income. The Company adopted Statement 130 in the first quarter of 1998 with no impact on net income or stockholder's equity. The components of comprehensive income for the three month and six month periods ended June 30, 1998 and 1997 are as follows:



                                    Three months ended June 30        Six months ended June 30
                                      1998            1997             1998             1997
                                    ---------      -----------      -----------      -----------
Net income                          $  82,626      $ 1,105,820      $ 1,019,798      $ 3,280,401
Other comprehensive income:
   Foreign currency translation
     adjustment                      (954,582)        (398,446)        (683,701)        (414,045)
                                    ---------      -----------      -----------      -----------

Comprehensive income (loss)         $(871,956)     $   707,374      $   336,097      $ 2,866,356
                                    =========      ===========      ===========      ===========

                         Continental Global Group, Inc.

C.   ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company is currently evaluating Statement 133 and because the Company expects to have a minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on earnings or the financial position of the Company.

D.   INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 70% and 66% of inventories at June 30, 1998 and December 31, 1997, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,140,000 at June 30, 1998 and December 31, 1997.

E.     RESTRUCTURING CHARGE

The Company incurred a restructuring charge of approximately $295,000 in the second quarter of 1998 related to its Australian subsidiary. The Company has executed a plan to close a manufacturing facility and merge its operations with other existing facilities. The charge consists primarily of severance costs. As of June 30, 1998, the Company has paid approximately $152,000 of these expenses. In addition to the severance costs, the Company anticipates that relocation costs related to this restructuring plan will total approximately $135,000 during the third quarter. These costs will be expensed as incurred.

F.    INCOME TAXES

The Company and its domestic subsidiaries have elected Subchapter S Corporation Status for United States income tax purposes. Accordingly, the Company's United States operations are not subject to income taxes as separate entities. The Company's United States income is included in the income tax returns of the stockholder. Under the terms of the Tax Payment Agreement with the stockholder, the Company makes distributions to the stockholder for payment of income taxes.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. For the six months ended June 30, 1998 and 1997, the Company recorded foreign income tax benefits of approximately $405,000 and $162,000, respectively, related to its Australian subsidiary. Pre-tax loss attributable to foreign operations was approximately $(1,976,000) and $(659,000) for the six month periods ended June 30, 1998 and 1997, respectively.

                         Continental Global Group, Inc.

G.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the only guarantors of the $120 million Series B Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating balance sheets as of June 30, 1998 and December 31, 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                  Combined        Combined
                                                  Guarantor     Non-Guarantor
                                 The Company     Subsidiaries    Subsidiaries   Eliminations      Total
                                 -----------     ------------   -------------   ------------    ---------
June 30, 1998:
Current assets:
   Cash and cash equivalents       $  26,048        $   826       $    89       $     --        $  26,963
   Accounts receivable, net            2,493         22,983        19,326         (3,648)          41,154
   Inventories                            --         25,579         3,358             --           28,937
   Other current assets                  102          1,932           358         (1,163)           1,229
                                   ---------        -------       -------       --------        ---------
Total current assets                  28,643         51,320        23,131         (4,811)          98,283
Property, plant, and
   equipment, net                         --          6,001         7,142             --           13,143
Goodwill                                  --         12,097         7,953             --           20,050
Investment in subsidiaries            49,958          7,904            --        (57,862)              --
Deferred financing costs               4,549             --            --             --            4,549
Other assets                             217         13,070           517        (12,881)             923
                                   ---------        -------       -------       --------        ---------
Total assets                       $  83,367        $90,392       $38,743       $(75,554)       $ 136,948
                                   =========        =======       =======       ========        =========

Current liabilities:
   Notes payable                   $      --        $ 2,493       $ 5,732       $ (2,493)       $   5,732
   Trade accounts payable                379         15,700        11,468         (3,975)          23,572
   Accrued compensation and
     employee benefits                    --          4,376         1,384             --            5,760
   Accrued interest                    3,300             --            --             --            3,300
   Other accrued liabilities             124          3,645         2,120             --            5,889
   Current maturities of
     long-term obligations                --            186           962             --            1,148
                                   ---------        -------       -------       --------        ---------
Total current liabilities              3,803         26,400        21,666         (6,468)          45,401
Series B Senior Notes                120,000             --            --             --          120,000
Other long-term obligations               --          5,527        11,182         (8,400)           8,309
Stockholder's equity (deficit)       (40,436)        58,465         5,895        (60,686)         (36,762)
                                   ---------        -------       -------       --------        ---------
Total liabilities and
   stockholder's equity            $  83,367        $90,392       $38,743       $(75,554)       $ 136,948
                                   =========        =======       =======       ========        =========

                         Continental Global Group, Inc.

G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                  Combined        Combined
                                                  Guarantor     Non-Guarantor
                                  The Company    Subsidiaries    Subsidiaries   Eliminations      Total
                                  -----------    ------------   -------------   ------------   -----------
December 31, 1997:
Current assets:
   Cash and cash equivalents       $  28,073        $ 2,322       $   488       $     --        $  30,883
   Accounts receivable, net               --         19,299        11,731           (571)          30,459
   Inventories                            --         23,625         3,948             --           27,573
   Other current assets                   47            633         1,671         (1,153)           1,198
                                   ---------        -------       -------       --------        ---------
Total current assets                  28,120         45,879        17,838         (1,724)          90,113
Property, plant, and
   equipment, net                         --          6,028         7,213             --           13,241
Goodwill                                  --         12,289         8,424             --           20,713
Investment in subsidiaries            49,958          7,903            --        (57,861)              --
Deferred financing costs               4,809             --            --             --            4,809
Other assets                             232         11,591           504        (11,478)             849
                                   ---------        -------       -------       --------        ---------
Total assets                       $  83,119        $83,690       $33,979       $(71,063)       $ 129,725
                                   =========        =======       =======       ========        =========

Current liabilities:
   Notes payable                   $      --        $    --       $   456       $     --        $     456
   Trade accounts payable                 --         12,731         8,221         (2,078)          18,874
   Accrued compensation and
     employee benefits                    --          4,756         1,275             --            6,031
   Accrued interest                    3,300             --            --             --            3,300
   Other accrued liabilities             415          3,272         3,479             --            7,166
   Current maturities of
     long-term obligations                --            185           997             --            1,182
                                   ---------        -------       -------       --------        ---------
Total current liabilities              3,715         20,944        14,428         (2,078)          37,009
Series B Senior Notes                120,000             --            --             --          120,000
Other long-term obligations               --          5,586        11,922         (8,819)           8,689
Stockholder's equity (deficit)       (40,596)        57,160         7,629        (60,166)         (35,973)
                                   ---------        -------       -------       --------        ---------
Total liabilities and
   stockholder's equity            $  83,119        $83,690       $33,979       $(71,063)       $ 129,725
                                   =========        =======       =======       ========        =========

                         Continental Global Group, Inc.

G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating income statements for the three months and six months ended June 30, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                      Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      The Company    Subsidiaries    Subsidiaries   Eliminations      Total
                                      -----------    ------------   -------------   ------------   -----------
Three months ended June 30, 1998:
Net sales                               $    --        $ 43,901        $ 16,788        $(129)       $ 60,560
Cost of products sold                        --          35,431          15,010         (129)         50,312
                                        -------        --------        --------        -----        --------
Gross profit                                 --           8,470           1,778           --          10,248
Total operating expenses                    258           4,256           2,740           --           7,254
                                        -------        --------        --------        -----        --------
Operating income (loss)                    (258)          4,214            (962)          --           2,994
Interest expense, net                     2,936            (265)            394           --           3,065
Miscellaneous, net                          141              78            (101)          --             118
                                        -------        --------        --------        -----        --------
Income (loss) before foreign
   income taxes                          (3,335)          4,401          (1,255)          --            (189)
Foreign income taxes (benefit)               --              --            (272)          --            (272)
                                        -------        --------        --------        -----        --------
Net income (loss)                       $(3,335)       $  4,401        $   (983)       $  --        $     83
                                        =======        ========        ========        =====        ========

                                                      Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      The Company    Subsidiaries    Subsidiaries   Eliminations      Total
                                      -----------    ------------   -------------   ------------   -----------
Three months ended June 30, 1997:
Net sales                                $    --         $42,337        $ 8,580         $(480)        $50,437
Cost of products sold                         --          33,637          7,124          (480)         40,281
                                         -------         -------        -------         -----         -------
Gross profit                                  --           8,700          1,456            --          10,156
Total operating expenses                      95           4,150          1,239            --           5,484
                                         -------         -------        -------         -----         -------
Operating income (loss)                      (95)          4,550            217            --           4,672
Interest expense, net                      3,114             142             64            --           3,320
Miscellaneous, net                            --              76             82            --             158
                                         -------         -------        -------         -----         -------
Income (loss) before foreign
   income taxes                           (3,209)          4,332             71            --           1,194
Foreign income taxes                          --              --             88            --              88
                                         -------         -------        -------         -----         -------
Net income (loss)                        $(3,209)        $ 4,332        $   (17)        $  --         $ 1,106
                                         =======         =======        =======         =====         =======


                                                      Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      The Company    Subsidiaries    Subsidiaries    Eliminations      Total
                                      -----------    ------------   -------------    ------------   -----------
Six months ended June 30, 1998:
Net sales                              $    --         $ 87,003         $ 31,150         $(502)        $ 117,651
Cost of products sold                       --           70,068           27,334          (502)           96,900
                                       -------         --------         --------         -----         ---------
Gross profit                                --           16,935            3,816            --            20,751
Total operating expenses                   351            8,297            5,086            --            13,734
                                       -------         --------         --------         -----         ---------
Operating income (loss)                   (351)           8,638           (1,270)           --             7,017
Interest expense, net                    5,940             (404)             771            --             6,307
Miscellaneous, net                          --              160              (65)           --                95
                                       -------         --------         --------         -----         ---------
Income (loss) before foreign
   income taxes                         (6,291)           8,882           (1,976)           --               615
Foreign income taxes (benefit)              --               --             (405)           --              (405)
                                       -------         --------         --------         -----         ---------
Net income (loss)                      $(6,291)        $  8,882         $ (1,571)        $  --         $   1,020
                                       =======         ========         ========         =====         =========

                         Continental Global Group, Inc.

G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                      Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      The Company    Subsidiaries    Subsidiaries    Eliminations      Total
                                      -----------    ------------   -------------    ------------   -----------
Six months ended June 30, 1997:
Net sales                              $    --         $82,840        $ 15,414         $(741)        $ 97,513
Cost of products sold                       --          66,384          13,131          (741)          78,774
                                       -------         -------        --------         -----         --------
Gross profit                                --          16,456           2,283            --           18,739
Total operating expenses                    95           8,167           2,639            --           10,901
                                       -------         -------        --------         -----         --------
Operating income (loss)                    (95)          8,289            (356)           --            7,838
Interest expense, net                    3,114           1,171             319            --            4,604
Miscellaneous, net                          --             132             (17)           --              115
                                       -------         -------        --------         -----         --------
Income (loss) before foreign
   income taxes                         (3,209)          6,986            (658)           --            3,119
Foreign income taxes (benefit)              --              --            (161)           --             (161)
                                       -------         -------        --------         -----         --------
Net income (loss)                      $(3,209)        $ 6,986        $   (497)        $  --         $  3,280
                                       =======         =======        ========         =====         ========

Summarized consolidating cash flow statements for the six months ended June 30, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                      Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      The Company    Subsidiaries    Subsidiaries    Eliminations      Total
                                      -----------    ------------   -------------    ------------   -----------

Six months ended June 30, 1998:
Net cash provided by (used in)
   operating activities                  $ (8,476)       $ 4,154        $(4,598)       $ 2,594        $ (6,326)

Investing activities:
   Purchases of property, plant,
    and equipment (net)                        --           (508)          (989)            --          (1,497)
                                         --------        -------        -------        -------        --------
Net cash used in investing                     --           (508)          (989)            --          (1,497)
   activities

Financing activities:
   Net increase in borrowings on
     notes payable                             --          2,493          5,562         (2,493)          5,562
   Proceeds from long-term
     obligations                               --             --            358             --             358
   Principal payments on long-term
     obligations                               --            (58)          (526)            --            (584)
   Distributions for income taxes            (124)        (1,002)            --             --          (1,126)
   Distributions for interest on
     senior notes                           6,575         (6,575)            --             --              --
                                         --------        -------        -------        -------        --------
Net cash provided by (used in)
   financing activities                     6,451         (5,142)         5,394         (2,493)          4,210
Effect of exchange rate on cash                --             --           (206)          (101)           (307)
                                         --------        -------        -------        -------        --------
Decrease in cash and cash                  (2,025)        (1,496)          (399)            --          (3,920)
   equivalents
Cash and cash equivalents at
   beginning of period                     28,073          2,322            488             --          30,883
                                         --------        -------        -------        -------        --------
Cash and cash equivalents at end
   of period                             $ 26,048        $   826        $    89        $    --        $ 26,963
                                         ========        =======        =======        =======        ========

                         Continental Global Group, Inc.

G.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                      Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      The Company    Subsidiaries    Subsidiaries    Eliminations      Total
                                      -----------    ------------   -------------    ------------   -----------
Six months ended June 30, 1997:
Net cash provided by (used in)
   operating activities                 $  (1,853)      $  5,197       $(2,845)      $     --      $     499

Investing activities:
   Purchases of property, plant,
    and equipment (net)                        --           (738)         (144)            --           (882)
   Purchase of BCE, net of notes
     to seller                                 --         (7,189)           --             --         (7,189)
   Purchase of Hewitt-Robins                   --        (13,228)           --             --        (13,228)
   Investment in subsidiaries             (49,567)        44,456         5,111             --             --
                                        ---------       --------       -------       --------      ---------
Net cash provided by (used in)
   investing activities                   (49,567)        23,301         4,967             --        (21,299)

Financing activities:
   Proceeds from issuance of
     senior notes                         120,000             --            --             --        120,000
   Deferred financing costs                (5,073)            --            --             --         (5,073)
   Net decrease (increase) in
     borrowings on notes payable               --        (11,298)          813             --        (10,485)
   Proceeds from long-term
     obligations                               --          4,470           115             --          4,585
   Principal payments on long-term
     obligations                               --        (17,803)           --             --        (17,803)
   Distributions for income taxes           1,402         (3,084)           (2)            --         (1,684)
   Payment to former shareholders
     of BCE                                    --             --        (2,927)            --         (2,927)
   Dividends paid                         (40,000)            --            --             --        (40,000)
                                        ---------       --------       -------       --------      ---------
Net cash provided by (used in)
   financing activities                    76,329        (27,715)       (2,001)            --         46,613
Effect of exchange rate on cash                --             --          (118)            --           (118)
                                        ---------       --------       -------       --------      ---------
Increase in cash and cash                  24,909            783             3             --         25,695
   equivalents
Cash and cash equivalents at
   beginning of period                         --          1,020             2             --          1,022
                                        ---------       --------       -------       --------      ---------
Cash and cash equivalents at end
   of period                            $  24,909       $  1,803       $     5       $     --      $  26,717
                                        =========       ========       =======       ========      =========


H.    SUBSEQUENT EVENT

On August 6, 1998, the Company completed the acquisition of certain assets of Huwood International (Huwood), a U.K. belt conveyor business, and a division of FKI, Plc. Huwood generated revenues of approximately $13.8 million for the fiscal year ended March 31, 1998. The aggregate purchase price for the net assets was approximately $3.7 million (subject to any post closing adjustments) plus the assumption of $3.1 million in liabilities. The operations of the Company's existing U.K. facilities will be merged with the Huwood operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 27, 1998.

GENERAL

The Company believes it is a leading international manufacturer and supplier of conveyor equipment for use in the coal mining industry. The Company estimates it has the largest share of the United States market for idlers used in above ground conveyor equipment and a significant share of the United States underground coal mining conveyor equipment market. The Company increased its market share in 1997 through several acquisitions. In January 1997, the Company consummated the acquisition of BCE Holdings Pty. Ltd. (BCE), a group of conveyor and related equipment and service companies in Australia. On April 1, 1997, the Company acquired Hewitt-Robins, a United States manufacturer of conveyor components. On October 17, 1997, the Company completed the acquisition of the MECO Belts Group (MECO) from Joy Technologies Inc., a subsidiary of Harnischfeger Industries. MECO is an international conveyor equipment company with operations in the United States, United Kingdom, South Africa, and Australia. On August 6, 1998, the Company acquired Huwood International in the United Kingdom, which now establishes the Company as the leading manufacturer and supplier of equipment for use in coal mining in the United Kingdom. The Company anticipates that the consolidation of operations will allow it to realize approximately $2.0 million, annually, in cost savings from the previous combined companies' operating expenses. The majority of these savings will result from staff reductions and reductions in facilities costs beginning in the fourth quarter of 1998. To accomplish these cost savings, the Company estimates there will be $.5 million in restructuring charges from severance and consolidation of facilities commencing in the third quarter of 1998. Delays in the integration of existing U.K. operations with Huwood may result in delayed or reduced cost savings.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three and six months period ended June 30, 1998 and 1997.

                                     Three months ended June 30                         Six months ended June 30
                                              (000's)                                            (000's)
                           -------------------------------------------------------------------------------------------------
                                   1998                      1997                     1998                      1997
Net sales                  $60,560        100.0%    $50,437        100.0%    $117,651        100.0%    $97,513        100.0%
Cost of products sold       50,312         83.1      40,281         79.9       96,900         82.4      78,774         80.8
Gross profit                10,248         16.9      10,156         20.1       20,751         17.6      18,739         19.2
SG&A expenses                6,510         10.7       4,994          9.9       12,528         10.6       9,546          9.8
Management fee                 280          0.5         327          0.6          570          0.5       1,103          1.1
Amortization expense           169          0.3         163          0.3          341          0.3         252          0.3
Restructuring charge           295          0.5          --           --          295          0.2          --           --
Operating income             2,994          4.9       4,672          9.3        7,017          6.0       7,838          8.0

Three months ended June 30, 1998, compared to three months ended June 30, 1997:

Net Sales

Net sales increased $10.1 million, or 20%, from $50.4 million in 1997 to $60.5 million in 1998. Net sales in the Company's domestic operations increased $1.9 million primarily from the MECO acquisition and the Company's foreign subsidiaries increased by $8.2 million, primarily from the Company's BCE Australian subsidiary for $3.7 million and the MECO acquisition for $4.5 million.

Gross Profit

Gross profit increased $0.1 million, or 1%, from $10.1 million in 1997 to $10.2 million in 1998. Gross profit in the Company's domestic operations decreased by $0.2 million as a result of slightly lower profit margins due to a change in product mix between the two periods. The profit margins on a product by product basis remained approximately the same. Gross profit in the Company's foreign operations increased by $0.3 million; however, gross profit margins decreased from 17.0% in 1997 to 10.7% in 1998 due to unanticipated cost overruns in the Company's Australian operations on contracts which have been substantially completed.

SG&A Expenses

Selling, engineering, general and administrative expenses, which do not include management fees (SG&A expenses), increased $1.5 million, or 30%, from $5.0 million in 1997 to $6.5 million in 1998. Increased engineering, administrative, sales, and marketing costs resulting from the acquisition of MECO accounted for $1.2 million of this increase. The remaining increase occurred in the Company's other businesses.

Operating Income

Operating income decreased $1.7 million, or 36%, from $4.7 million in 1997 to $3.0 million in 1998. The decrease is the result of the $0.1 million increase in gross profit, offset by the $1.5 million increase in SG&A expenses and the 1998 restructuring charge of $0.3 million. The restructuring charge relates to the Company's decision to close a manufacturing facility at its Australian subsidiary and merge its operations with other existing facilities. The charge is comprised primarily of severance expenses. The Company anticipates that the restructuring will result in a cost savings in excess of $1.5 million annually beginning in the third quarter of 1998. Delays in the consolidation of the Australian facilities may result in delayed or reduced cost savings.

Six months ended June 30, 1998, compared to six months ended June 30, 1997:

Net Sales

Net sales increased $20.1 million, or 21%, from $97.5 million in 1997 to $117.6 million in 1998. This sales increase was due to additional contracts received by the Company's BCE Australian operation for $5.3 million and sales from the Hewitt-Robins and MECO acquisitions of $3.7 million and $15.5 million respectively. This sales increase was partially offset by a decrease in sales of $4.4 million primarily in the Company's other conveyor equipment business due to a spending decrease from a key customer between the two periods.

Gross Profit

Gross profit increased $2.0 million, or 11%, from $18.7 million in 1997 to $20.7 million in 1998. The acquisitions of Hewitt-Robins and MECO increased gross profit $3.7 million. Gross profit in the Company's other conveyor equipment business decreased by $1.7 million due to a decrease in sales volume and a change in product mix. Consolidated gross profit margins decreased from 19.2% in 1997 to 17.6% in 1998 primarily due to the decreased sales volume, change in product mix, and the impact of the contract cost overruns in the second quarter.

SG&A Expenses

SG&A expense increased $3.0 million, or 31%, from $9.5 million in 1997 to $12.5 million in 1998. The acquisitions of Hewitt-Robins and MECO accounted for $0.4 million and $2.3 million respectively of this increase and the balance of $0.3 million from the Company's other operations.

Operating Income

Operating income decreased $0.8 million, or 10%, from $7.8 million in 1997 to $7.0 million in 1998. The decrease is the result of the $2.0 million increase in gross profit and the $3.0 million increase in SG&A expenses, along with a decrease in management fees of $0.5 million and the 1998 restructuring charge of $0.3 million. The decrease in management fees resulted from a limitation on payment of such fees under a new management agreement that became effective April 1, 1997.

Backlog

Backlog at June 30, 1998 was $73.8 million, an increase of $17.1 million, or 30%, from $56.7 million at December 31, 1997. The increase is attributable to increased orders in the mining equipment business area. Management believes that the majority of the backlog will be shipped in 1998.

Although there can be no guarantee of future forecasts and prospects, based on the strength of the Company's 1998 shippable backlog, cost savings from restructuring its Australian operations and United Kingdom operations through the acquisition of Huwood International, the Company believes, based on current forecasts, that net sales and operating income for the second half of 1998 will be increased over the first half of 1998. The Company further believes that the third quarter 1998 operating income will be slightly better than the second quarter 1998 and the fourth quarter will be significantly better in net sales and operating income than the previous quarters of 1998. The Company anticipates that net sales in 1998 will be higher than 1997, and operating income (excluding restructuring charges) in 1998 will be similar to 1997.

The Company's ability to achieve 1998 balance of year sales and operating income forecasts can be effected by delays in shipments of vendor items, customer directed changes, and other engineering and production interruptions.

Impact of Year 2000

As the Year 2000 approaches, the Company is aware of the issues associated with the programming code in older computer systems. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. A company-wide taskforce is reviewing all systems to ensure that they do not malfunction as a result of the Year 2000 and the Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. The Company is in the process of replacing some systems and upgrading others. While the current cost of this effort is still being evaluated, the Company does not expect the cost to be material.

The Company expects to complete its Year 2000 activities within a timeframe that will enable its information systems to function without significant disruption in Year 2000. In addition, the Company is in the process of obtaining assurances from third parties that are critical to its business, such as customers and vendors, regarding their Year 2000 compliance. If assurances are not received from critical vendors regarding their Year 2000 compliance, alternative sources will be selected. Failure of the Company or such third parties to achieve Year 2000 compliance can result in disruption of the Company's operations that could have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $(6.3) million and $0.5 million for the six months ending June 30, 1998 and 1997, respectively. Net cash used in operating activities in 1998 resulted from lower net income and an $8.9 million increase in operating assets. The decline in net income of $2.2 million was primarily the result of increased interest expense related the Senior Notes issued on April 1, 1997. The increase in operating assets was due to an increase in accounts receivable of $10.7 million caused by increased sales and decreased receivable turns. Net cash provided by operating activities in 1997 resulted primarily from net income of $3.3 million offset by an increase in operating assets of $4.0 million.

Net cash used in investing activities was $1.5 million and $21.3 million for the six months ending June 30, 1998 and 1997, respectively. The significant difference between 1998 and 1997 is due to the 1997 acquisitions of BCE for $7.2 million and Hewitt-Robins for $13.2 million. The balance of expenditures for investing activities, $1.5 million in 1998 and $0.9 million in 1997, represents net purchases of property, plant, and equipment.

Net cash provided by financing activities was $4.2 million and $46.6 million for the six months ending June 30, 1998 and 1997, respectively. Net cash provided by financing activities in 1998 represents increases in borrowings on notes payable of $5.6 million and proceeds from long-term obligations of $0.3 million, offset by payments on long-term obligations of $0.6 million. The Company made distributions to NES Group, Inc. of $1.1 million in 1998 for the payment of income taxes.

Net cash provided by financing activities in 1997 is the result of the issuance of $120.0 million of senior notes. At the time of the debt offering, the Company paid dividends to its sole stockholder in the amount of $40.0 million and paid financing fees in the amount of $5.1 million. In connection with the BCE acquisition, $2.9 million was paid to former shareholders of BCE. The Company reduced its borrowings on notes payable and long-term obligations by $10.5 million and $13.2 million, respectively. The Company made distributions to NES Group, Inc. of $1.7 million in 1997 for the payment of income taxes.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources and funds from continuing operations to be adequate to meet current cash requirements. At June 30, 1998, the Company had cash and cash equivalents of $27.0 million and an unused credit facility line of $30.0 million.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives, or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements include, without limitation, statements regarding the Company's Year 2000 compliance program and future prospects of the business. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits - See index of exhibits

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CONTINENTAL GLOBAL GROUP, INC.

                By:  /s/ JIMMY L. DICKINSON
                    ----------------------------------------
                    JIMMY L. DICKINSON

                    Vice President and Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                By:  /s/ JIMMY L. DICKINSON
                    ----------------------------------------
                    JIMMY L. DICKINSON

                    Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                GOODMAN CONVEYOR COMPANY

                By:  /s/ LAWRENCE KUKULSKI
                    ----------------------------------------
                    LAWRENCE KUKULSKI

                    Vice President - Finance and Administration (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  August 14, 1998

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

   10.1      Revolving Credit Facility, dated as of September 14, 1992, as                               *
             amended by Amendment I, II, and III, among Continental Conveyor &
             Equipment Company, Goodman Conveyor Company, and Bank One,
             Cleveland, NA

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

   10.4      Management Agreement, dated as of April 1, 1997, between Continental Global Group, Inc.     *
             and Nesco, Inc.

   10.5      Tax Payment Agreement, dated as of April 1, 1997, among Continental                         *
             Global Group, Inc., Continental Conveyor & Equipment Company,
             Goodman Conveyor Company, and NES Group, Inc.

   10.6      World Wide Purchase and Sale Agreement dated as of October 17,                              **
             1997, by and among Continental Conveyor International Inc., Joy
             Technologies, Inc., and certain affiliates of Joy Technologies Inc.
             (The "Purchase Agreement"). (All exhibits to the Purchase Agreement have been omitted, and Registrant will furnish supplementally to the Commission, upon request, a copy of any omitted exhibit.)

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



