Form 10-Q
period 1998-09-30
CONTINENTAL GLOBAL GROUP INC
filed 1998-11-13
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                                31-1506889
                      --------                                ----------
           (State or other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)                Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company        Delaware            34-1603197
Goodman Conveyor Company                        Delaware            34-1603196

                                      Continental Conveyor & Equipment
Continental Global Group, Inc.        Company
438 Industrial Drive                  438 Industrial Drive
Winfield, Alabama 35594               Winfield, Alabama 35594
(205) 487-6492                        (205) 487-6492

                              Goodman Conveyor Company
                              Route 178 South
                              Belton, South Carolina 29627
                              (864) 338-7793

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

As of October 31, 1998, there were 100 shares of the registrant's common stock outstanding.



                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

Part I   Financial Information                                                          Page Number

         Item 1     Financial Statements (Unaudited)............................................1

                    Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997....................................2

                    Condensed Consolidated Statements of Income
                    Three Months and Nine Months ended September 30, 1998 and 1997..............3

                    Condensed Consolidated Statements of Cash Flows
                    Nine Months ended September 30, 1998 and 1997...............................4

                    Notes to Condensed Consolidated Financial Statements.....................5-12

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................13-17

Part II  Other Information

         Item 6     Exhibits and Reports on Form 8-K...........................................18

         Signature.............................................................................19

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets













                                                                      September 30          December 31
                                                                          1998                 1997
                                                                   -------------------- --------------------
                                                                       (Unaudited)           (Audited)
ASSETS:
Current assets:

   Cash and cash equivalents                                        $      29,544,245    $      30,882,733
   Accounts receivable, net                                                32,806,178           30,458,953
   Inventories                                                             31,606,707           27,572,559
   Other current assets                                                     1,311,057            1,198,425
                                                                   -------------------- --------------------
Total current assets                                                       95,268,187           90,112,670

Property, plant and equipment                                              23,382,680           19,530,408
Less accumulated depreciation                                               7,723,202            6,289,081
                                                                   -------------------- --------------------
                                                                           15,659,478           13,241,327

Goodwill, net                                                              19,571,934           20,713,078
Deferred financing costs                                                    4,419,169            4,809,097
Other assets                                                                1,267,775              848,611
                                                                   -------------------- --------------------

                                                                      $   136,186,543     $    129,724,783
                                                                   ==================== ====================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
   Notes payable                                                    $       5,611,734   $          455,743
   Trade accounts payable                                                  20,329,290           18,874,057
   Accrued compensation and employee benefits                               5,563,160            6,030,950
   Accrued interest on senior notes                                         6,600,000            3,300,000
   Other accrued liabilities                                                7,192,895            7,166,645
   Current maturities of long-term obligations                              1,111,503            1,181,715
                                                                   -------------------- --------------------
Total current liabilities                                                  46,408,582           37,009,110

Senior notes                                                              120,000,000          120,000,000
Other long-term obligations, less current maturities                        7,859,523            8,688,529

Stockholder's equity:
   Common stock, no par value, authorized 1,500 shares, issued and outstanding
     100 shares at stated value of $5 per share
                                                                                  500                  500
   Paid-in capital                                                          1,993,188            1,993,188
   Accumulated deficit                                                    (36,497,613)         (35,456,724)
   Accumulated other comprehensive income                                  (3,577,637)          (2,509,820)
                                                                   -------------------- --------------------
                                                                          (38,081,562)         (35,972,856)
                                                                   -------------------- --------------------

                                                                     $    136,186,543     $    129,724,783
                                                                   ==================== ====================
See notes to condensed consolidated financial statements.


                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations













                                        Three months ended September 30             Nine months ended September 30
                                           1998                1997                    1998                1997
                                    ------------------- --------------------    ------------------- --------------------
                                                  (Unaudited)                                 (Unaudited)

Net sales                               $   56,150,528        $  52,969,560           $173,802,025       $  150,482,473
Cost of products sold                       46,662,822           41,846,711            143,563,426          120,621,062
                                    ------------------- --------------------    ------------------- --------------------
Gross profit                                 9,487,706           11,122,849             30,238,599           29,861,411

Operating expenses:
   Selling and engineering                   4,173,852            3,377,020             12,481,090            9,774,879
   General and administrative                2,088,160            1,763,752              6,308,761            4,911,561
   Management fee                              299,186              193,270                869,538            1,296,262
   Amortization expense                        168,491              163,879                508,883              415,905
   Restructuring charge                        298,752                    -                594,188                    -
                                    ------------------- --------------------    ------------------- --------------------
Total operating expenses                     7,028,441            5,497,921             20,762,460           16,398,607
                                    ------------------- --------------------    ------------------- --------------------
Operating income                             2,459,265            5,624,928              9,476,139           13,462,804

Other expenses:
   Interest expense, net                     3,336,376            3,137,751              9,643,298            7,741,501
   Miscellaneous, net                           57,023              122,679                152,038              238,000
                                    ------------------- --------------------    ------------------- --------------------
Total other expenses                         3,393,399            3,260,430              9,795,336            7,979,501
                                    ------------------- --------------------    ------------------- --------------------
Income (loss) before foreign
   income taxes                              (934,134)            2,364,498              (319,137)            5,483,303
Foreign income taxes (benefit)               (316,212)              328,642              (721,073)              167,046
                                    ------------------- --------------------    ------------------- --------------------

Net income (loss)                      $     (617,922)        $   2,035,856       $       401,876        $    5,316,257
                                    =================== ====================    =================== ====================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows












                                                                      Nine months ended September 30
                                                                        1998                  1997
                                                                --------------------- ----------------------
                                                                                (Unaudited)

Operating activities:
   Net income                                                        $      401,876         $    5,316,257
   Adjustments to reconcile net income to net cash provided
     by  operating activities:
     Provision for depreciation and amortization                          2,432,152              1,984,568
     Changes in operating assets and liabilities                         (1,361,478)               739,194
                                                                --------------------- ----------------------
Net cash provided by operating activities                                 1,472,550              8,040,019

Investing activities:
   Purchases of property, plant, and equipment (net)                     (2,239,651)            (1,140,703)
   Purchase of BCE, net of notes to seller                                                      (7,189,125)
   Purchase of Hewitt-Robins                                                                   (12,908,366)
   Purchase of Tufkon                                                                             (697,673)
   Purchase of Huwood                                                    (3,689,729)                     -
                                                                --------------------- ----------------------
Net cash used in investing activities                                    (5,929,380)           (21,935,867)

Financing activities:
   Proceeds from issuance of senior notes                                                      120,000,000
   Deferred financing costs                                                                     (5,108,474)
   Net increase (decrease) in borrowings on notes payable
                                                                          5,550,288            (11,862,060)
   Proceeds from long-term obligations                                      345,085              4,702,324
   Principal payments on long-term obligations                             (910,747)           (17,917,838)
   Distributions for income taxes                                        (1,442,765)            (2,405,906)
   Payment to former shareholders of BCE                                                        (2,927,300)
   Dividends                                                                                   (40,000,000)
                                                                --------------------- ----------------------
Net cash provided by financing activities                                 3,541,861             44,480,746
Effect of exchange rates on cash                                           (423,519)              (134,292)
                                                                --------------------- ----------------------
Increase (decrease) in cash and cash equivalents                         (1,338,488)            30,450,606
Cash and cash equivalents at beginning of period                         30,882,733              1,022,033
                                                                --------------------- ----------------------

Cash and cash equivalents at end of period                            $  29,544,245          $  31,472,639
                                                                ===================== ======================



See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998




A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1997, included in the Form 10-K filed by the Company on March 27, 1998.

B.    ACQUISITION

On August 6, 1998, the Company completed the purchase of assets and assumption of liabilities constituting a majority of the operations of Huwood International (Huwood), a U.K. belt conveyor business and a division of FKI, Plc. Huwood generated revenues of approximately $13,800,000 for the fiscal year ended March 31, 1998. The purchase price for the net assets was approximately $4,998,000. The purchase price allocation has been based upon preliminary estimates which may be revised at a later date. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the condensed consolidated financial statements. The operations of the Company's existing U.K. facilities will be merged with the Huwood operations.(See Note F)

C.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D.    ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income and the disclosure of total comprehensive income. The Company adopted Statement 130 in the first quarter of 1998 with no impact on net income or stockholder's equity. The components of comprehensive income for the three month and nine month periods ended September 30, 1998 and 1997 are as follows:

                                    Three months ended September 30       Nine months ended September 30
                                         1998             1997                1998             1997
                                    ---------------- ----------------    ---------------- ----------------

Net income (loss)                      $  (617,922)    $  2,035,856       $    401,876      $  5,316,257
Other comprehensive income:
   Foreign currency translation
     adjustment                           (384,116)        (173,967)         (1,067,817)        (588,012)
                                    ---------------- ----------------    ---------------- ----------------

Comprehensive income (loss)            $(1,002,038)    $  1,861,889        $   (665,941)    $  4,728,245
                                    ================ ================    ================ ================

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

E.   INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 70% and 66% of inventories at September 30, 1998 and December 31, 1997, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,167,000 and $2,140,000 at September 30,1998 and December 31,1997, respectively.

F.    RESTRUCTURING CHARGE

The Company incurred a restructuring charge of approximately $594,000 in the second and third quarters of 1998 related to its Australian subsidiary and the consolidation of facilities in the United Kingdom following the acquisition of Huwood. The Company has executed a plan to close a manufacturing facility in Australia and merge its operations with other existing facilities. The charge consists primarily of severance costs and relocation expenses. As of September 30, 1998, the Company has paid approximately $396,000 of these expenses. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost for relocation of $87,000 will be incurred in the fourth quarter. These costs will be expensed as incurred. During the third and fourth quarters, as a result of the acquisition of Huwood, the Company's existing U.K. operations will be consolidated with the Huwood operations. The Company estimates that the cost of consolidating the U.K facilities will be approximately $500,000 of which approximately $141,000 was incurred in the third quarter.
These costs are being expensed as incurred.

G.   INCOME TAXES

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

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries. For the nine months ended September 30, 1998 and 1997, the Company recorded foreign income tax expense (benefit) of approximately $(721,000) and $167,000, respectively, primarily related to its Australian subsidiary. Pre-tax income
(loss) attributable to foreign operations was approximately $(3,623,000) and $69,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

H.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating balance sheets as of September 30, 1998 and December 31, 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                Guarantor     Non-Guarantor
                               The Company     Subsidiaries    Subsidiaries   Eliminations       Total
                              --------------- --------------- --------------- -------------- ---------------
September 30, 1998:
Current assets:
   Cash and cash equivalents    $    26,766    $      2,457   $         321   $          -    $     29,544
   Accounts receivable, net           1,707          19,076          14,812         (2,789)         32,806
   Inventories                            -          25,882           5,684             41          31,607
   Other current assets                  70           1,827             512         (1,098)          1,311
                              --------------- --------------- --------------- -------------- ---------------
Total current assets                 28,543          49,242          21,329         (3,846)         95,268
Property, plant, and
   equipment, net                         -           5,995           9,665              -          15,660
Goodwill                                  -          12,001           7,571              -          19,572
Investment in subsidiaries           53,648          11,593               -        (65,241)              -
Deferred financing costs              4,419               -               -              -           4,419
Other assets                            204          13,056             880        (12,872)          1,268
                              --------------- --------------- --------------- -------------- ---------------
Total assets                    $    86,814     $    91,887    $     39,445   $    (81,959)   $    136,187
                              =============== =============== =============== ============== ===============

Current liabilities:
   Notes payable              $           -     $     1,707    $      5,612   $     (1,707)   $      5,612
   Trade accounts payable               377          13,714          10,080         (3,842)         20,329
   Accrued compensation and
     employee benefits                    -           4,401               -              -           5,563
   Accrued interest                   6,600               -           1,162              -           6,600
   Other accrued liabilities            179           3,983           3,031              -           7,193
   Current maturities of
     long-term obligations                -             187             925              -           1,112
                              --------------- --------------- --------------- -------------- ---------------
Total current liabilities             7,156          23,992          20,810         (5,549)         46,409
Series B Senior Notes               120,000               -               -              -         120,000
Other long-term obligations               -           5,440          10,466         (8,046)          7,860
Stockholder's equity (deficit)      (40,342)         62,455           8,169        (68,364)        (38,082)
                              --------------- --------------- --------------- -------------- ---------------
Total liabilities and
   stockholder's equity         $    86,814     $    91,887     $    39,445   $    (81,959)   $    136,187
                              =============== =============== =============== ============== ===============




H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                 Combined        Combined
                                                Guarantor     Non-Guarantor
                               The Company     Subsidiaries    Subsidiaries   Eliminations       Total
                              --------------- --------------- --------------- -------------- ---------------
December 31, 1997:
Current assets:
   Cash and cash equivalents      $  28,073     $     2,322    $        488   $          -     $    30,883
   Accounts receivable, net               -          19,299          11,731           (571)         30,459
   Inventories                            -          23,625           3,948              -          27,573
   Other current assets                  47             633           1,671         (1,153)          1,198
                              --------------- --------------- --------------- -------------- ---------------
Total current assets                 28,120          45,879          17,838         (1,724)         90,113
Property, plant, and
   equipment, net                         -           6,028           7,213              -          13,241
Goodwill                                  -          12,289           8,424              -          20,713
Investment in subsidiaries           49,958           7,903               -        (57,861)              -
Deferred financing costs              4,809               -               -              -           4,809
Other assets                            232          11,591             504        (11,478)            849
                              --------------- --------------- --------------- -------------- ---------------
Total assets                      $  83,119     $    83,690    $     33,979   $    (71,063)    $   129,725
                              =============== =============== =============== ============== ===============

Current liabilities:
   Notes payable                  $      -      $         -    $        456   $          -     $       456
   Trade accounts payable                -           12,731           8,221         (2,078)         18,874
   Accrued compensation and
     employee benefits                   -            4,756           1,275              -           6,031
   Accrued interest                   3,300               -               -              -           3,300
   Other accrued liabilities            415           3,272           3,479              -           7,166
   Current maturities of
     long-term obligations               -              185             997              -           1,182
                              --------------- --------------- --------------- -------------- ---------------
Total current liabilities             3,715          20,944          14,428         (2,078)         37,009
Series B Senior Notes               120,000               -               -              -         120,000
Other long-term obligations               -           5,586          11,922         (8,819)          8,689
Stockholder's equity (deficit)      (40,596)         57,160           7,629        (60,166)        (35,973)
                              --------------- --------------- --------------- -------------- ---------------
Total liabilities and
   stockholder's equity           $  83,119       $  83,690       $  33,979     $  (71,063)     $  129,725
                              =============== =============== =============== ============== ===============


Summarized consolidating income statements for the three months and nine months ended September 30, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Three months ended September 30, 1998:
Net sales                                   $     -    $   40,188    $     16,320   $      (357)   $   56,151
Cost of products sold                             -        32,233          14,787          (357)       46,663
                                       ------------------------------------------------------------------------
Gross profit                                      -         7,955           1,533             -         9,488
Total operating expenses                        103         4,133           2,793             -         7,029
                                       ------------------------------------------------------------------------
Operating income (loss)                        (103)        3,822          (1,260)            -         2,459
Interest expense, net                         3,073          (120)            383             -         3,336
Miscellaneous, net                                -            53               4             -            57
                                       ------------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                     (3,176)        3,889          (1,647)            -          (934)
Foreign income taxes (benefit)                    -             -            (316)            -          (316)
                                       ------------------------------------------------------------------------
Net income (loss)                         $  (3,176)  $     3,889    $     (1,331)  $         -    $     (618)
                                       ========================================================================



                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Three months ended September 30, 1997:
Net sales                              $          -      $  42,965     $    10,811      $   (806)   $   52,970
Cost of products sold                             -         33,967           8,686          (806)       41,847
                                       ------------------------------------------------------------------------
Gross profit                                      -          8,998           2,125             -        11,123
Total operating expenses                        272          3,986           1,240             -         5,498
                                       ------------------------------------------------------------------------
Operating income (loss)                        (272)         5,012             885             -         5,625
Interest expense, net                         3,155           (147)            130             -         3,138
Miscellaneous, net                               23             72              28             -           123
                                       ------------------------------------------------------------------------
Income (loss) before foreign income          (3,450)         5,087             727             -         2,364
   taxes
Foreign income taxes                              -              -             328             -           328
                                       ------------------------------------------------------------------------
Net income (loss)                        $   (3,450)     $   5,087     $       399      $      -    $    2,036
                                       ========================================================================




                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Nine months ended September 30, 1998:
Net sales                                $        -    $  127,191      $   47,470     $    (859)   $  173,802
Cost of products sold                             -       102,301          42,121          (859)      143,563
                                       ------------------------------------------------------------------------
Gross profit                                      -        24,890           5,349             -        30,239
Total operating expenses                        454        12,430           7,879             -        20,763
                                       ------------------------------------------------------------------------
Operating income (loss)                        (454)       12,460          (2,530)            -         9,476
Interest expense, net                         9,013          (524)          1,154             -         9,643
Miscellaneous, net                                -           213             (61)            -           152
                                       ------------------------------------------------------------------------
Income (loss) before foreign income          (9,467)       12,771          (3,623)            -          (319)
   taxes
Foreign income taxes (benefit)                    -                          (721)            -          (721)
                                       ------------------------------------------------------------------------
Net income (loss)                       $    (9,467)  $    12,771      $   (2,902) $          -  $        402
                                       ========================================================================



                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Nine months ended September 30, 1997:
Net sales                              $          -    $  125,805     $    26,224     $  (1,547)   $  150,482
Cost of products sold                             -       100,351          21,817        (1,547)      120,621
                                       ------------------------------------------------------------------------
Gross profit                                      -        25,454           4,407             -        29,861
Total operating expenses                        367        12,153           3,878             -        16,398
                                       ------------------------------------------------------------------------
Operating income (loss)                        (367)       13,301             529             -        13,463
Interest expense, net                         6,269         1,024             449             -         7,742
Miscellaneous, net                               23           204              11             -           238
                                       ------------------------------------------------------------------------
Income (loss) before foreign income          (6,659)       12,073              69             -         5,483
   taxes
Foreign income taxes                              -             -             167             -           167
                                       ------------------------------------------------------------------------
Net income (loss)                      $     (6,659)   $   12,073     $       (98)    $       -    $    5,316
                                       ========================================================================

Summarized consolidating cash flow statements for the nine months ended September 30, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Nine months ended September 30, 1998:
Net cash provided by (used in)
   operating activities                 $    (7,339)   $   10,500     $    (3,443)  $     1,755  $      1,473

Investing activities:
   Purchases of property, plant, and
    equipment (net)                               -          (763)         (1,477)            -        (2,240)
   Purchase of Huwood                             -             -          (3,690)            -        (3,690)
   Investment in Subsidiaries                (3,690)            -           3,690             -
                                       ------------------------------------------------------------------------
Net cash used in investing activities        (3,690)         (763)         (1,477)            -        (5,930)

Financing activities:
   Net increase in borrowings on
     notes payable                                -         1,707           5,550        (1,707)        5,550
   Proceeds from long-term obligations            -             -             345             -           345
   Principal payments on long-term
     obligations                                  -          (144)           (839)           73          (910)
   Distributions for income taxes              (178)       (1,265)              -             -        (1,443)
   Distributions for interest on
     senior notes                             9,900        (9,900)              -             -             -
                                       ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       9,722        (9,602)          5,056        (1,634)        3,542
Effect of exchange rates on cash                  -             -            (303)         (121)         (424)
Increase (decrease) in cash and cash
   equivalents                               (1,307)          135            (167)            -        (1,339)
Cash and cash equivalents at
   beginning of period                       28,073         2,322             488             -        30,883
                                       ------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                               $    26,766    $    2,457     $       321   $         -  $     29,544
                                       ========================================================================



                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Nine months ended September 30, 1997:
Net cash provided by (used in)
   operating activities                  $   (2,606)    $  13,249       $  (2,603)         $  -    $    8,040

Investing activities:
   Purchases of property, plant, and
    equipment (net)                               -        (1,124)            (17)            -        (1,141)
   Purchase of BCE, net of notes to               -        (7,189)              -             -        (7,189)
     seller
   Purchase of Hewitt-Robins                      -       (12,908)              -             -       (12,908)
   Purchase of Tufkon                             -          (698)              -             -          (698)
   Investment in subsidiaries               (49,567)       44,456           5,111             -             -
                                       ------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                     (49,567)       22,537           5,094             -       (21,936)

Financing activities:
   Proceeds from issuance of senior         120,000             -               -             -       120,000
     notes
   Deferred financing costs                  (5,108)            -               -             -        (5,108)
   Net decrease (increase) in
     borrowings on notes payable                  -       (12,204)            342             -       (11,862)
   Proceeds from long-term obligations            -         4,471             231             -         4,702
   Principal payments on long-term
     obligations                                  -       (17,918)              -             -       (17,918)
   Distributions for income taxes             2,909        (5,315)              -             -        (2,406)
   Distributions for interest on              3,800        (3,800)              -             -             -
     senior notes
   Payment to former shareholders of              -             -          (2,927)            -        (2,927)
     BCE
   Dividends paid                           (40,000)            -               -             -       (40,000)
                                       ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      81,601       (34,766)         (2,354)            -        44,481
Effect of exchange rates on cash                  -             -            (134)            -          (134)
                                       ------------------------------------------------------------------------
Increase in cash and cash equivalents        29,428         1,020               3             -        30,451
Cash and cash equivalents at
   beginning of period                            -         1,020               2             -         1,022
                                       ------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                 $  29,428   $     2,040    $          5          $  -     $  31,473
                                       ========================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 27, 1998.

GENERAL

The Company believes it is a leading international manufacturer and supplier of conveyor equipment for use in the coal mining industry. The Company estimates it has the largest share of the United States market for idlers used in above ground conveyor equipment and a significant share of the United States underground coal mining conveyor equipment market. The Company increased its market share in 1997 through several acquisitions. In January 1997, the Company consummated the acquisition of BCE Holdings Pty. Ltd. (BCE), a group of conveyor and related equipment and service companies in Australia. On April 1, 1997, the Company acquired Hewitt-Robins, a United States manufacturer of conveyor components. On October 17, 1997, the Company completed the acquisition of the MECO Belts Group (MECO) from Joy Technologies Inc., a subsidiary of Harnischfeger Industries. MECO is an international conveyor equipment company with operations in the United States, United Kingdom, South Africa, and Australia. On August 6, 1998, the Company acquired Huwood in the United Kingdom, which now establishes the Company as the leading manufacturer and supplier of equipment for use in coal mining in the United Kingdom. The Company anticipates that the consolidation of operations will allow it to realize approximately $2.0 million annually in cost savings from the previous combined companies' operating expenses. The majority of these savings will result from staff reductions and reductions in facilities costs beginning in the fourth quarter of 1998. To accomplish these cost savings, the Company estimates there will be $0.5 million in restructuring charges from severance and consolidation of facilities commencing in the third quarter of 1998. Delays in the integration of existing U.K. operations with Huwood may result in delayed or reduced cost savings.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three and nine month periods ended September 30, 1998 and 1997.

                                Three months ended September 30            Nine months ended September 30
                                            (000's)                                    (000's)
                           -------------------------------------------------------------------------------------
                                   1998                 1997                  1998                 1997
Net sales                     $56,151  100.0%     $ 52,970   100.0%     $173,802   100.0%   $ 150,482   100.0%
Cost of products sold          46,663   83.1        41,847    79.0       143,563    82.6      120,621    80.2
Gross profit                    9,488   16.9        11,123    21.0        30,239    17.4       29,861    19.8
SG&A expenses                   6,263   11.2         5,141     9.7        18,790    10.8       14,686     9.7
Management fee                    299    0.5           193     0.4           870     0.5        1,296     0.9
Amortization expense              168    0.3           164     0.3           509     0.3          416     0.3
Restructuring charge              299    0.5             -       -           594     0.3            -       -
Operating income             $  2,459    4.4      $  5,625    10.6         9,476     5.5    $  13,463     8.9


Three months ended September 30, 1998, compared to three months ended September 30, 1997:

Net Sales
---------

Net sales increased $3.2 million, or 6.0%, from $53.0 million in 1997 to $56.2 million in 1998. Net sales in the company's domestic operations decreased $2.3 million primarily due to reduced sales in the mining conveyor equipment business and the Company's foreign subsidiaries increased net sales by $5.5 million primarily from the Company's MECO and Huwood acquisitions.


Gross Profit
------------

Gross profit decreased $1.6 million, or 14.7%, from $11.1 million in 1997 to $9.5 million in 1998. Gross profit decreased $1.0 million due to a decrease in sales volume and a change in product mix in the Company's domestic operations. Gross profit in the Company's foreign operations decreased $0.6 million due to higher costs on completed contracts in the Australian operations.

SG&A Expenses
-------------

Selling, engineering, general and administrative expenses, which do not include management fees (SG&A expenses), increased $1.1 million, or 21.8%, from $5.2 million in 1997 to $6.3 million in 1998. The MECO and Huwood acquisitions increased engineering, administrative, sales, and marketing cost $1.4 million while the SG&A expenses in the Company's other business decreased $0.3 million.

Operating Income
----------------

Operating income decreased $3.1 million, or 56.3%, from $5.6 million in 1997 to $2.5 million in 1998. The decrease is the result of the $1.6 million decrease in gross profit together with the increase in SG&A expenses of $1.1 million, the 1998 restructuring charge of $0.3 million and the increased management fee of $0.1 million. The restructuring charge relates to the Company's decision to close a manufacturing facility at its Australian subsidiary and merge its operations with other existing facilities and the consolidation of the Company's operations in the United Kingdom as a result of the acquisition of Huwood.

Nine months ended September 30, 1998, compared to nine months ended September 30, 1997:

Net Sales
---------

Net sales increased $23.3 million, or 15.5%, from $150.5 million in 1997 to $173.8 million in 1998. The sales increase was due to additional contracts received by the Company's BCE Australian operation for $4.3 million and sales of $4.0 million from the acquisition of Hewitt-Robins, and $24.2 million from the acquisitions of MECO and Huwood. This increase was partially offset by a sales decease of $9.2 million in the Company's domestic conveyor equipment business due to spending reductions by certain key customers on project business.

Gross Profit
------------

Gross profit increased $0.4 million, or 1.3%, from $29.8 million in 1997 to $30.2 million in 1998. The acquisitions of Hewitt-Robins, MECO and Huwood increased gross profit $5.0 million. Gross profit in the Company's other conveyor equipment business decreased by $4.6 million due to a decrease in sales volume by certain key customers and higher cost on contracts period to period on the Company's Australian operation. Consolidated gross profit margins decreased from 19.8% in 1997 to 17.4% in 1998, primarily due to the decreased sales volume, change in product mix and reduced margins on contracts in the Company's Australian operations.

SG&A Expenses
-------------

SG&A expense increased $4.1 million, or 27.9% from $14.7 million in 1997 to $18.8 million in 1998. The acquisitions of Hewitt-Robins, MECO and Huwood accounted for $4.0 million of this increase and the balance of $0.1 million is from the Company's other operations.

Operating Income
----------------

Operating income decreased $4.0 million, or 29.6%, from $13.5 million in 1997 to $9.5 million in 1998. The decrease is the result of $0.4 million increase in gross profit offset by the increase in SG&A expenses of $4.1 million, increased amortization expense of $0.1 million, along with a decrease in management fees of $0.4 million and the 1998 restructuring charge of $0.6 million. The decrease in management fees resulted from a limitation on payment of such fees under the management agreement that became effective April 1, 1997.

Backlog
-------

Backlog at September 30, 1998 was $80.5 million, an increase of $23.8 million, or 42%, from $56.7 million at December 31, 1997. The increase is attributable to increased orders in the mining conveyor equipment business area. Management believes that approximately 70% of the backlog will be shipped in 1998.

Although there can be no guarantee of future forecasts and prospects, based on the strength of the Company's 1998 shippable backlog, cost savings from restructuring its Australian operations and United Kingdom operations through the acquisition of Huwood International, the Company believes, based on current forecasts, that net sales and operating income for the second half of 1998 will be increased over the first half of 1998. The Company believes the fourth quarter will be higher in both sales and operating income than the previous quarters of 1998.

The Company's ability to achieve 1998 balance of year sales and operating income forecasts can be effected by delays in shipment of vendor items, customer directed changes, and other engineering and production interruptions.

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

The Company expects to complete its Year 2000 activities within a timeframe that will enable its information systems to function without significant disruption in Year 2000. In addition, the Company is in the process of obtaining assurances from third parties that are critical to its business, such as customers and vendors, regarding their Year 2000 compliance. If assurances are not received from critical vendors regarding their Year 2000 compliance, the Company will seek alternative sources. Failure of the Company or such third parties to achieve Year 2000 compliance can result in disruption of the Company's operations that could have a material adverse effect on the Company's financial condition or results of operations.

UNREALIZED FOREIGN CURRENCY LOSSES

The Company conducts a significant portion of its business outside the United States in the domestic currency of Australia, the United Kingdom and South Africa. The Company had unrealized foreign currency translation losses of $3.6 million as of September 30, 1998 due to an unfavorable change in foreign exchange rates compared to $0.5 million for the corresponding date in 1997. The unrealized currency translation loss results primarily from investments in the Company's Australian operations. The financial condition of the Company may be materially affected in future by fluctuations of the foreign currencies in which the Company conducts its business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.5 million and $8.0 million for the nine months ending September 30, 1998 and 1997, respectively. Net cash provided by operating activities in 1998 resulted primarily from net income of $0.4 million, depreciation and amortization of $2.4 million offset by an increase in other operating assets and liabilities of $1.3 million. Net cash provided by operating activities in 1997 resulted primarily from net income of $5.3 million, depreciation and amortization of $2.0 million together with a decrease in other operating assets and liabilities of $0.7 million.

Net cash used in investing activities was $5.9 million and $21.9 million for the nine months ending September 30, 1998 and 1997, respectively. The significant difference between 1998 and 1997 is due to the 1997 acquisitions of BCE for $7.2 million and Hewitt-Robins for $12.9 million. During 1998, the Company used $3.7 million in the acquisition of Huwood and increased the purchases of property, plant, and equipment over 1997 by $1.1 million.

Net cash provided by financing activities was $3.5 million and $44.5 million for the nine months ending September 30, 1998 and 1997, respectively. Net cash provided by financing activities in 1998 represents increases in borrowings on notes payable of $5.6 million and proceeds from long-term obligations of $0.3 million, offset by payments of long-term obligations of $0.9 million. The Company made distributions to NES Group, Inc. of $1.4 million in 1998 for the payment of income taxes.

Net cash provided by financing activities in 1997 is the result of the issuance of $120.0 million of senior notes and proceeds from long-term obligations of $4.7 million. At the time of the $120.0 million debt offering, the Company paid dividends to its sole stockholder in the amount of $40.0 million and paid financing fees in the amount of $5.1 million. In connection with the BCE acquisition, $2.9 million was paid to former shareholders of BCE. The Company reduced its borrowings on notes payable and long-term obligations by $11.9 million and $17.9 million, respectively. The Company made distributions to NES Group, Inc. of $2.4 million in 1997 for the payment of income taxes.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources and funds from continuing operations to be adequate to meet current cash requirements. At September 30, 1998, the Company had cash and cash equivalents of $29.5 million and an unused credit facility of $27.3 million available for use.

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

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits - See index of exhibits

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998

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

                                Vice President and Chief Financial Officer
                                (As duly authorized representative and as Principal Financial and Accounting Officer)

                            CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                            By:  /s/ JIMMY L. DICKINSON
                                -----------------------
                                JIMMY L. DICKINSON

                                Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                            GOODMAN CONVEYOR COMPANY

                            By:  /s/ LAWRENCE KUKULSKI
                                ---------------------
                                LAWRENCE KUKULSKI

                                Vice President - Finance and Administration
                                (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  November __, 1998

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