Form 10-K405
period 1998-12-31
CONTINENTAL GLOBAL GROUP INC
filed 1999-03-31
CIK 1039785

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 15, 1999, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

Item Number                                                                                              Page Number

                                                     PART I
     1       Business                                                                                          3
     2       Properties                                                                                        6
     3       Legal Proceedings                                                                                 7
     4       Submission of Matters to a Vote of Security Holders                                               7

                                                    PART II

     5       Market for Registrant's Common Stock and Related Stockholder Matters                              7
     6       Selected Financial Data                                                                           8
     7       Management's Discussion and Analysis of Financial Condition and Results of Operations             9
    7A       Quantitative and Qualitative Disclosures about Market Risk                                       15
     8       Financial Statements and Supplementary Data                                                      16
     9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             40

                                                    PART III

    10       Directors and Executive Officers of the Registrant                                               40
    11       Executive Compensation                                                                           42
    12       Security Ownership of Certain Beneficial Owners and Management                                   43
    13       Certain Relationships and Related Transactions                                                   43

                                                    PART IV

    14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 45
             Signatures                                                                                       46
             Index of Exhibits                                                                                47


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Continental Global Group, Inc. (hereinafter referred to as the "Company") is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. During 1998, the Company purchased the majority of the assets and assumed certain liabilities constituting a majority of the operations of Huwood International ("Huwood"), a U.K. belt conveyor business. The operations of the Company's existing U.K. facilities were merged with the Huwood operations.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and mobile home products. The conveyor equipment business, which comprised approximately 84.9%, 83.4%, and 74.0% of net sales for 1998, 1997, and 1996, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's mobile home products business, which comprised approximately 14.0%, 15.5%, and 24.2% of net sales for 1998, 1997, and 1996, respectively, manufactures and/or refurbishes axle components for the mobile home industry. As part of this segment, the Company also sells mounted tires and rims to the mobile home industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

Approximately 66.7% or $168.2 million of the Company's 1998 net sales were produced in the United States, 24.2% or $61.1 million in Australia, and 9.1 % or $22.8 million in other countries.

ACQUISITIONS

On August 6, 1998, the Company completed the purchase of assets and assumption of liabilities constituting a majority of the operations of Huwood International ("Huwood"), a U.K. belt conveyor business and a division of FKI, Plc. Huwood generated revenues of approximately $13,800,000 for the fiscal year ended March 31, 1998. The purchase price for the net assets was approximately $4,966,000. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the consolidated financial statements. The operations of the Company's existing U.K. facilities were merged with the Huwood operations.

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

CUSTOMERS

The Company's conveyor equipment business segment markets its products worldwide through a variety of marketing channels with different customer focuses. The Company sells its mining equipment and bulk conveyor equipment products and services primarily to mining companies and other end users, original equipment manufactures and engineering contractors. The Company sells its conveyor components products to original equipment manufactures, engineering contractors and replacement part distributors, primarily in the following industries: aggregates, such as rock, gravel, glass and cement materials; coal processing and mining; pulp, paper and forest products; above ground hard rock and mineral mining; food and grains; and environmental, sewage and waste water treatment. The Company sells its engineered systems' products and services primarily to contractors and end users for applications in coal processing and mining, pulp and paper, composting systems, grain handling, cement products, open-pit mining and tunneling. The Company markets its mobile home products business segment directly to mobile home manufacturers in the United States.

For the year ended December 31, 1998, sales to the Company's two largest customers constituted approximately 25% of the Company's total net sales. Sales to A.T. Massey Group constituted approximately 13.0% of the Company's total net sales and sales to MIN Holdings were approximately 12.2%. Sales to A.T. Massey Group were to 27 different mining properties in the United States and sales to MIN Holding were to 4 different mining properties in Australia. Net sales to the Company's top five conveyor equipment customers represented approximately 36% of the Company's total net sales for 1998. Although the Company has preferred supplier arrangements with a number of it's major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

For the year ended December 31, 1997, sales to A.T. Massey Group constituted approximately 13.1% of the Company's total net sales. For the year ended December 31, 1996, sales to A.T. Massey Group constituted approximately 16.6% of the Company's total net sales and sales to Cyprus Minerals Company constituted approximately 10.7% of the Company's total net sales.

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

SUPPLIERS

The primary raw materials used by the Company to produce its products are steel and miscellaneous purchased parts such as bearings, electric motors and gear reducers. All materials are readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated.

BACKLOG

Backlog at December 31, 1998, was $46.8 million, a decrease of $9.9 million, or 17.5% from $56.7 million at December 31, 1997. The decrease is attributable principally to a reduction in backlog of the domestic operation of $5.3 million and a reduction in the foreign operations of $4.6 million. The Company expects to ship in excess of 95% of the backlogs in 1999.

EMPLOYEES

As of December 31, 1998, the Company had approximately 1,440 employees, approximately 920 of whom were located in the United States. Approximately 220 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a four year collective bargaining agreement that expires May 17, 2002. Approximately 90 of the production employees at one of the Company's Australian facilities are covered by a collective bargaining agreement which expires in 1999. Approximately 80 and 50 of the Company's production employees in the United Kingdom and South Africa, respectively, are covered by collective bargaining arrangements. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company is also subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically the costs of compliance with environmental, health and safety requirements have not been material to the Company's subsidiaries.

ITEM 2.  PROPERTIES

The Company conducts its operations through the following primary facilities:

                                    APPROXIMATE
LOCATION                           SQUARE FOOTAGE        PRINCIPAL FUNCTION                OWNED /LEASED

UNITED STATES:
     Winfield, Alabama                 220,000           Headquarters; manufacturing        Owned
     Belton, South Carolina            191,000           Administration; manufacturing      Owned
     Salyersville, Kentucky            111,000           Manufacturing                      Owned
     Pueblo, Colorado                   75,600           Manufacturing                      Leased(1)
     Eatonton, Georgia                  22,000           Administration; Manufacturing      Leased(2)

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

ENGLAND

     Wakefield, UK                       5,500           Administration, engineering,       Leased(6)
                                                              and sales
     Gateshead, UK                     234,810           Administration, engineering,       Leased(7)
                                                              sales, and manufacturing

SOUTH AFRICA

      Alrode, South Africa              24,456           Administration, manufacturing      Leased(8)

-----------

(1) Expires in April 1999 and the Company is negotiating for lease extension and purchase of the property.

(2) Expires in October 2003. The Company holds an option to buy such property at the end of the lease term.

(3)  Expires in April 2000.

(4)  Current lease has expired and the Company is looking for smaller premises.

(5)  Expires in November 2001.

(6) Current lease term is on an annual basis with a nine months notice of termination.

(7) Lease covering 183,483 sq. ft. expires in August 2003 with option to renew for additional five years with option to purchase at market value. Lease covering 51,327 sq. ft. expires May 1999.

(8)  Expired in February 1999 and Company is on month to month basis.

In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Revolving Credit Facility. In addition, the Company's Somersby and Geelong Facilities in Australia are subject to mortgages securing payment of indebtedness under the Australian Revolving Credit Facility. See Note E, "Financing Arrangements," to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, NES Group, Inc., the Company's sole stockholder, by written consent, re-elected all members of the Company's Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a direct wholly-owned subsidiary of NES Group, Inc. There is no established public trading market for the Company's common stock. As of March 15, 1999, the Company had one stockholder. The Company paid no dividends in 1998. In 1997, the Company paid cash dividends once in the amount of $40 million. See Note E, "Financing Arrangement", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 1998. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                            1998 (1)     1997 (2)    1996           1995         1994
                                        ------------------------------------------------------------------
                                                                 (Data in 000's)
INCOME STATEMENT DATA:
Net sales                                 $ 252,072    $ 213,517   $  143,524      $ 153,231   $ 114,025
Gross profit                                 42,709       43,112       28,808         28,283      19,740
Operating income                             14,331       20,013       12,037         14,422       4,942
Interest expense                             14,658       12,308        2,889          2,506       1,493
Net income                                    1,175        7,838        9,872(3)      11,785       3,615

OTHER DATA:
Depreciation and amortization                 3,393        2,708        1,012            894         766
Operating cash flows                          8,671       10,152        9,873         10,550      (1,797)
EBITDA (4)                                   18,912       22,868       12,841         15,185       5,874
Ratio of earnings to fixed charges (5)         1.08         1.64         3.69           4.96        3.00

BALANCE SHEET DATA:
Cash and cash equivalents                    26,351       30,883        1,022            295       1,856
Total assets                                145,757      129,725       46,499         46,195      40,870
Long-term debt, including current
   portion                                  123,322      129,870       14,143         16,837      10,605
Stockholder's equity (deficit)              (37,506)     (35,973)       1,994         (3,862)      8,877

(1) Reflects the acquisition during 1998 of Huwood as described in Note B of Notes to Consolidated Financial Statements.

(2) Reflects the acquisitions during 1997 of BCE, Hewitt-Robins, and MECO as described in Note B of Notes to Consolidated Financial Statements.

(3)  Includes extraordinary gain on early extinguishment of debt of $932.

(4) EBITDA represents earnings before extraordinary items, interest, taxes, depreciation, amortization, and restructuring charges. EBITDA has been included because the Company uses it as one means of analyzing its ability to service its debt, the Company's lenders use it for the purpose of analyzing the Company's performance with respect to the credit agreement and the Indenture, and the Company understands that it is used by certain investors as a measure of a Company's historical ability to service debt.

(5) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 1998, 1997, and 1996.

                                                                      Year ended December 31
                                                        ----------------------------------------------------
                                                              1998              1997             1996
Net sales                                                      100.0%            100.0%           100.0%
Cost of products sold                                           83.1              79.8             79.9
Gross profit                                                    16.9              20.2             20.1
SG&A expenses                                                   10.1               9.7              9.4
Management fee                                                   0.4               0.8              2.2
Amortization expense                                             0.3               0.3              0.1
Restructuring charge                                             0.4               -                -
Operating income                                                 5.7               9.4              8.4

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES

Net sales increased $38.6 million, or 18%, from $213.5 million in 1997 to $252.1 million in 1998. Net sales in 1998 include a full year's results from Hewitt-Robins and MECO, which were acquired on April 1, 1997 and October 17, 1997, respectively, and the current year's results from Huwood, which was acquired on August 6, 1998. These acquisitions accounted for $28.0 million of this increase. The Company's Australian subsidiary contributed $14.5 million of the increase due to the substantial completion of several large contracts during 1998. Net sales at the Company's other foreign subsidiaries increased $5.6 million. This increase was partially offset by a sales decrease of $12.1 million in the Company's domestic conveyor equipment business due to capital spending reductions by certain key customers in the mining equipment business area. Sales in the Company's mobile home products segment increased by $2.2 million and sales in the Company's other business segment increased by $0.4 million.

GROSS PROFIT

Gross profit decreased $0.4 million, or 1%, from $43.1 million in 1997 to $42.7 million in 1998. The acquisitions of Hewitt-Robins, MECO, and Huwood resulted in an increase of $4.8 million. Gross profit at the Company's domestic conveyor equipment operations decreased $3.4 million due to reduced sales volumes. Gross profit at the Company's foreign operations decreased $1.9 million. This decrease in profit margin was primarily due to lower margins on major contracts in the Company's Australian operations. Gross profit in the Company's mobile home products and other business segments increased by $0.1 million.

SG&A EXPENSES

Selling, general, and administrative expenses, which do not include management fees, increased $4.8 million, or 23%, from $20.8 million in 1997 to $25.6 million in 1998. The acquisitions of Hewitt-Robins, MECO and Huwood accounted for $4.0 million of the increase. SG&A expenses at the Company's foreign subsidiaries increased by $0.5 million due to the increase in sales. Of the remaining increase, $0.1 million is attributable to the Company's mobile home products business segment and $0.2 million is attributable to corporate expenses at Continental Global, parent company.

OPERATING INCOME

Operating income decreased $5.7 million, or 29%, from $20.0 million in 1997 to $14.3 million in 1998. The decrease is the result of the $0.4 million decrease in gross profit, combined with an increase in SG&A expenses of $4.8 million, an increase in amortization expense of $0.1 million, and restructuring charges of $1.1 million. This was offset by a decrease in management fees of $0.7 million attributable to lower operating income. The restructuring charges relate to the Company's Australian subsidiary and the consolidation of facilities in the United Kingdom.

RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $1,127,000 in 1998 related to its Australian subsidiary and the consolidation of facilities in the United Kingdom following the acquisition of Huwood. The charges consist primarily of severance of 95 employees and relocation costs. The Company has executed a plan to close a manufacturing facility in Australia and merge its operations with other existing facilities. As of December 31, 1998, the Company has paid approximately $462,000 of these expenses. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost for relocation of $81,000 will be incurred in 1999. These costs will be expensed as paid. The Company's existing U.K. operations have been consolidated with the Huwood operations. As of December 31, 1998, the Company has paid approximately $630,000 of these expenses. The Company anticipates that an additional cost for relocation of $221,000 will be incurred in 1999. These costs will be expensed as incurred.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

Net sales increased $70.0 million, or 49%, from $143.5 million in 1996 to $213.5 million in 1997. The 1997 acquisitions of BCE, Hewitt-Robins, and MECO account for $58.9 million of this increase. Net sales in the Company's Conveyor Equipment business segment increased by $12.9 million due to increased volumes which resulted from new projects from existing mining equipment customers which were completed in 1997. Net sales in the Company's other segments, primarily mobile home products, decreased by $1.8 million. Net sales pursuant to preferred supplier arrangements were $46.2 million, or approximately 21.2% of net sales, in 1997, compared to $45.0 million, or approximately 31.4% of net sales, in 1996.

GROSS PROFIT

Gross profit increased $14.3 million, or 50%, from $28.8 million in 1996 to $43.1 million in 1997. Acquisitions increased gross profit by $10.3 million. Gross profit in the Company's conveyor equipment business segment increased by $3.0 million due to increased sales volumes and $1.7 million as a result of increased margins. The increase is partially offset by a decrease in the mobile home products business segment of $0.7 million.

SG&A EXPENSES

Selling, general, and administrative expenses, which do not include management fees, increased $7.4 million, or 55%, from $13.4 million in 1996 to $20.8 million in 1997. Acquisitions resulted in increased SG&A expenses of $6.6 million. SG&A expenses in the Company's conveyor equipment business segment increased by $0.4 million due to additional employee costs. The remaining increase of $0.4 million is attributable to corporate expenses at Continental Global, parent company.

OPERATING INCOME

Operating income increased $8.0 million, or 66%, from $12.0 million in 1996 to $20.0 million in 1997. The increase is the result of the $14.3 million increase in gross profit, offset by the $7.4 million increase in SG&A expenses, a $1.5 million decrease in management fees, and a $0.4 million increase in amortization expense. The decrease in management fees is the result of a change in the management agreement that defines the limitation of management fees. The increase in amortization expense is the result of increased goodwill related to the acquisitions of BCE, Hewitt-Robins, and MECO.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.7 million, $10.2 million, and $9.9 million for the years ending December 31, 1998, 1997, and 1996, respectively. The decrease from 1997 to 1998 is due to lower net income which resulted from increased operating expenses and decreased margins. The significant changes in operating assets in 1998, specifically accounts receivable, inventories and accounts payable, are timing in nature and relate to significant fourth quarter sales at the Company's Australian subsidiary. The increase in net cash provided by operating activities from 1996 to 1997 is the result of higher operating income due to acquisitions and increased sales.

Net cash used in investing activities was $7.9 million, $22.7 million, and $0.6 million for the years ending December 31, 1998, 1997 and 1996, respectively. Investing activities in 1998 include the acquisition of Huwood for $5.0 million and net purchases of property, plant, and equipment for $2.9 million. The significant increase in 1997 is the result of the acquisitions of BCE for $7.2 million, Hewitt-Robins for $12.9 million, and Tufkon for $0.7 million. The acquisition of MECO resulted in an increase in cash of $1.5 million, net of notes issued. The balance of expenditures for investing activities, $3.4 million in 1997 and $0.6 million in 1996, represents net purchases of property, plant, and equipment.

Net cash (used in) provided by financing activities was $(4.9) million, $41.7 million, and $(8.6) million for the years ending December 31, 1998, 1997, and 1996, respectively. Net cash used in 1998 is primarily a result of the Company's reduction in long-term obligations of $6.4 million. This includes payment in full of the promissory note payable to Joy Technologies, Inc. in the amount of $5.2 million. The Company also paid distributions for income taxes under the Tax Payment Agreement of $0.7 million. This was offset by a net increase in borrowings on notes payable of $2.2 million.

The net cash provided by financing activities of $41.7 million in 1997 is the result of the issuance of $120.0 million of senior notes. At the time of the debt offering, the Company paid dividends to its sole stockholder in the amount of $40.0 million and paid financing fees in the amount of $5.2 million. In connection with the BCE acquisition in 1997, $2.9 million was paid to former shareholders of BCE. The Company reduced its borrowings on notes payable and long-term obligations by $12.9 million and $18.8 million, respectively. The Company received proceeds from long-term obligations of $4.8 million. The Company paid distributions to fund the payment of income taxes under the Tax Payment Agreement in the amount of $3.3 million.

Net cash used in financing activities of $8.6 million in 1996 represents a reduction of borrowings on notes payable and long-term obligations of $1.9 million and $2.6 million, respectively, and distributions paid for income taxes in the amount of $4.1 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. In 1999, the Company anticipates capital expenditures of approximately $4.6 million for new and replacement equipment. At December 31, 1998, the Company had cash and cash equivalents of $26.4 million and an unused credit facility line of $30.0 million, of which $27.4 million was available for use.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The Company estimates that the strengthening of the U.S. dollar versus other currencies, primarily the Australian dollar, resulted in charges to stockholder's equity of approximately $786,000 and $2,510,000 for the years ended December 31, 1998 and 1997, respectively.

IMPACT OF YEAR 2000

As the Year 2000 approaches, the Company is aware of the issues associated with the programming code in existing computer systems. The issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has been addressing the Year 2000 issue since mid-1997. A company-wide taskforce was assembled to review all systems to determine whether each system is Year 2000 compliant. The Company has utilized both internal and external resources to identify, correct or reprogram, and test systems for the Year 2000 compliance. The plan to resolve the problems involved four phases: assessment, remediation, testing and implementation. In addressing the four phases, the Company has reviewed its computer hardware and software; reviewed its manufacturing operations for any embedded chips or software that could effect production; reviewed the various manufactured products to determine potential Year 2000 problems; and surveyed third party vendors to determine Year 2000 compliance.

To date, the Company has completed the assessment phase and believes that the products the Company has sold that remain under warranty and will continue to sell do not have Year 2000 exposure. The Company is heavily dependent on its PC networks and informational technology systems for day to day operations. During the assessment phase, the Company attempted to identify all such mission critical systems that were not Year 2000 compliant and remediated or replaced all mission critical systems necessary to achieve Year 2000 compliance.

Based upon it's assessments, the Company determined that it would be required to modify or replace several portions of its software and information technology systems including the general ledger, accounts payable, accounts receivable and the manufacturing and inventory systems. In the U.S., the hardware associated with these systems are operating on a mini computer. The Company believes all of its mission critical hardware and related operating systems have been determined to be Year 2000 compliant or have been upgraded to be Year 2000 compliant. A substantial portion of the Company's U.S. software systems are under maintenance agreements and suppliers have provided upgrades to existing applications that are intended to render such products Year 2000 compliant. These upgrades include both the general ledger and the manufacturing and inventory systems. To assist in the remediation and implementation of other systems the Company has employed both internal and external resources to correct and test the systems for compliance. The Company believes it will have completed the testing and implementation of all mission critical U.S. applications by June 30, 1999. In the Company's locations outside the U.S., its software and information technology systems operate on PC networks and hardware. The Company believes its operations in the United Kingdom are currently operating with Year 2000 compliant manufacturing and financial software. The Company has purchased a new integrated manufacturing and financial software package for its Australian operation. This system is currently being tested and the Company believes it will be implemented by June 30, 1999.

The costs for the Company's Year 2000 assessment, remediation, testing and implementation is estimated to be approximately $852,000, of which $517,000 has been expended through December 31, 1998.

The Company performed an evaluation of all domestic and international suppliers to identify mission critical vendors. These vendors have been contacted and have submitted written assurances that their operations will be prepared for the millennium change and will provide an uninterrupted supply of components and services. As a contingency plan to ensure an uninterrupted supply of components, the Company has multiple suppliers for all critical components. The Company currently has no other contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

The Company's plans to complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing various assumptions of future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the original plan and the estimated time required to complete the remaining work. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company expects to complete its Year 2000 activities within a timeframe that will enable its material information systems to function without significant disruption in Year 2000. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the most reasonable likely worst case scenario which could result from the failure of the Company or its customers, vendors or other key third parties to adequately address the Year 2000 issue would include a temporary interruption in the Company's manufacturing operation at one or more of its facilities. Such failure could also cause a delay in the processing of orders and invoices and collection of revenues, as well as the inability to maintain accurate accounting records and lead to increased costs and loss of sales. If these failures were to occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business results of operation and financial condition.

The information above contains certain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are advised that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosure under the heading Cautionary Statement for Safe Harbor Purposes.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations.

                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate

                                                                                             Fair
                                                                                             Value,
(dollars in thousands)       1999     2000    2001     2002     2003   Thereafter    Total    12/31/98
--------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion

     Fixed Rate               $   -    $   -   $   -    $   -    $   -   $ 120,000 $ 120,000  $ 103,200
     Average interest rate      11%      11%     11%      11%      11%         11%

     Variable Rate            $ 735    $ 735   $ 632    $   -    $   -       $   -   $ 2,102    $ 2,102
     Average interest rate       6%       6%      6%


The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally borrows on a long-term basis to maintain a debt structure that is fixed rate in nature.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the British pound sterling, and the South African rand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 1998 are included herein.

                         Report of Independent Auditors

To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP

Cleveland, Ohio
March 19, 1999

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets

                                                                            As of December 31
                                                                  -------------------------------------
                                                                        1998                 1997
ASSETS:
Current assets:
   Cash and cash equivalents                                       $   26,350,700     $     30,882,733
   Accounts receivable, less allowance for doubtful accounts of
     $797,043 in 1998 and $267,666 in 1997                             44,423,640           30,458,953
   Inventories                                                         32,249,917           27,572,559
   Other current assets                                                 2,273,333            1,198,425
                                                                   ------------------------------------
Total current assets                                                  105,297,590           90,112,670

Property, plant and equipment                                          23,815,213           19,530,408
Less accumulated depreciation                                           8,048,953            6,289,081
                                                                   ------------------------------------
                                                                       15,766,260           13,241,327
Goodwill                                                               19,669,858           20,713,078
Deferred financing costs                                                4,289,194            4,809,097
Other assets                                                              734,389              848,611
                                                                   ------------------------------------
                                                                   $  145,757,291      $   129,724,783
                                                                   ====================================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                   $    2,661,508   $          455,743
   Trade accounts payable                                              40,522,707           18,874,057
   Accrued compensation and employee benefits                           5,342,206            5,672,388
   Accrued interest on senior notes                                     3,300,000            3,300,000
   Other accrued liabilities                                            8,115,497            7,525,207
   Current maturities of long-term obligations                          1,095,106            1,181,715
                                                                   ------------------------------------
Total current liabilities                                              61,037,024           37,009,110

Senior notes                                                          120,000,000          120,000,000
Other long-term obligations, less current maturities                    2,226,461            8,688,529

Stockholder's equity (deficit):
   Common stock, no par value, authorized 1,500 shares, issued
     and outstanding 100 shares at stated value of $5 per share               500                  500
   Paid-in capital                                                      1,993,188            1,993,188
   Accumulated deficit                                                (36,203,815)         (35,456,724)
   Accumulated other comprehensive loss                                (3,296,067)          (2,509,820)
                                                                   ------------------------------------
                                                                      (37,506,194)         (35,972,856)
                                                                   ------------------------------------
                                                                   $  145,757,291      $   129,724,783
                                                                   ====================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                        Consolidated Statements of Income

                                                                    Years ended December 31
                                                    ---------------------------------------------------------
                                                           1998               1997               1996
Net sales                                              $  252,072,484     $  213,517,026       $ 143,524,007
Cost of products sold                                     209,363,006        170,404,976         114,716,416
                                                       -----------------------------------------------------
Gross profit                                               42,709,478         43,112,050          28,807,591
Operating expenses:
   Selling and engineering                                 16,940,161         13,658,329           9,666,060
   General and administrative                               8,714,500          7,187,870           3,807,465
   Management fee                                             932,820          1,668,489           3,186,751
   Amortization expense                                       663,478            584,051             110,763
   Restructuring charge                                     1,127,482                  -                   -
                                                       -----------------------------------------------------
Total operating expenses                                   28,378,441         23,098,739          16,771,039
                                                       -----------------------------------------------------
Operating income                                           14,331,037         20,013,311          12,036,552
Other expenses:
   Interest expense                                        14,658,149         12,307,589           2,889,398
   Interest income                                         (1,568,086)          (924,842)                  -
   Miscellaneous, net                                         (60,786)           449,279             207,410
                                                       -----------------------------------------------------
Total other expenses                                       13,029,277         11,832,026           3,096,808
                                                       -----------------------------------------------------
Income before extraordinary item and foreign
   income taxes                                             1,301,760          8,181,285           8,939,744
Foreign income taxes                                          127,166            343,342                   -
                                                       -----------------------------------------------------
Income before extraordinary item                            1,174,594          7,837,943           8,939,744
Extraordinary item - gain on extinguishment of
   debt                                                             -                  -             932,145
                                                       -----------------------------------------------------
Net income                                             $    1,174,594     $    7,837,943     $     9,871,889
                                                       ======================================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)

                                                                                        Accumulated
                                 Partners'                                                 Other
                                  Capital      Common      Paid-in      Accumulated    Comprehensive
                                (Deficiency)    Stock      Capital        Deficit      Income (Loss)       Total
                                ------------- ---------- ------------- -------------- ---------------- ---------------

Balance at January 1, 1996      $(3,862,085)   $      -  $         -   $         -    $           -    $ (3,862,085)
Comprehensive income:
   Net income                     9,871,889           -            -             -                -       9,871,889
   Foreign currency
     translation adjustment               -           -            -             -          105,443         105,443
                                                                                                       ------------
Total comprehensive income                                                                                9,977,332
Distributions for income taxes   (4,121,559)          -            -             -                -      (4,121,559)
                                -----------------------------------------------------------------------------------
Balance at December 31, 1996      1,888,245           -            -             -          105,443       1,993,688
Transfer of Partners' Capital
   and formation of
   Continental Global Group,
   Inc.                          (1,888,245)        500    1,993,188             -         (105,443)              0
Comprehensive income:
   Net income                             -           -            -     7,837,943                -       7,837,943
   Foreign currency
     translation adjustment               -           -            -             -       (2,509,820)     (2,509,820)
                                                                                                       ------------
Total comprehensive income                                                                                5,328,123
Dividend                                  -           -            -   (40,000,000)               -     (40,000,000)
Distributions for income taxes            -           -            -    (3,294,667)               -      (3,294,667)
                                -----------------------------------------------------------------------------------
Balance at December 31, 1997              0         500    1,993,188   (35,456,724)      (2,509,820)    (35,972,856)
Comprehensive income:
   Net income                             -           -            -     1,174,594                -       1,174,594
   Foreign currency
     translation adjustment               -           -            -              -        (786,247)       (786,247)
                                                                                                       ------------
Total comprehensive income                                                                                  388,347
Distributions for income taxes            -           -            -    (1,921,685)               -      (1,921,685)
                                -----------------------------------------------------------------------------------
Balance at December 31, 1998    $         0    $    500  $ 1,993,188  $(36,203,815)     $(3,296,067)   $(37,506,194)
                                ===================================================================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                       Years ended December 31
                                                         --------------------------------------------------
                                                               1998             1997              1996
Operating activities:
   Net income                                              $   1,174,594   $    7,837,943    $    9,871,889
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain on extinguishment of debt                      -                -          (932,145)
     Provision for depreciation and amortization               3,392,540        2,707,750         1,012,154
     Amortization of deferred financing costs                    519,903          389,927                 -
     Provision for doubtful accounts                             586,265          168,334           136,000
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable            (11,166,742)        (992,556)          521,816
       (Increase) decrease in inventories                     (3,406,938)       1,543,591           (59,156)
       (Increase) decrease in other assets                    (1,035,431)         438,157          (224,311)
       Increase (decrease) in accounts payable and
         other current liabilities                            18,606,481       (1,940,789)         (453,670)
                                                           ------------------------------------------------
Net cash provided by operating activities                      8,670,672       10,152,357         9,872,577
                                                           ------------------------------------------------
Investing activities:
   Purchases of property, plant, and equipment (net)          (2,969,471)      (3,405,666)         (617,981)
   Purchase of CC&E Pty, less cash acquired                            -                -            20,153
   Purchase of BCE, net of notes to seller                             -       (7,189,125)                -
   Purchase of Hewitt-Robins                                           -      (12,894,890)                -
   Purchase of Tufkon                                                  -         (697,673)                -
   Purchase of MECO, less cash acquired and net of
     notes issued                                                      -        1,507,506                 -
   Purchase of Huwood                                         (4,966,050)               -                 -
                                                           ------------------------------------------------
Net cash used in investing activities                         (7,935,521)     (22,679,848)         (597,828)
                                                           ------------------------------------------------
Financing activities:
   Proceeds from issuance of senior notes                              -      120,000,000                 -
   Deferred financing costs                                            -       (5,199,024)                -
   Net increase (decrease) in borrowings on notes
     payable                                                   2,254,074      (12,859,918)       (1,907,738)
   Proceeds from long-term obligations                                 -        4,833,069                 -
   Principal payments on long-term obligations                (6,389,046)     (18,803,055)       (2,556,702)
   Distributions for income taxes                               (745,581)      (3,294,667)       (4,121,559)
   Payment to former shareholders of BCE                               -       (2,927,300)                -
   Dividends                                                           -      (40,000,000)                -
                                                           ------------------------------------------------
Net cash (used in) provided by financing activities           (4,880,553)      41,749,105        (8,585,999)
Exchange rate changes on cash                                   (386,631)         639,086            38,586
                                                           ------------------------------------------------
(Decrease) increase in cash and cash equivalents              (4,532,033)      29,860,700           727,336
Cash and cash equivalents at beginning of year                30,882,733        1,022,033           294,697
                                                           ------------------------------------------------
Cash and cash equivalents at end of year                   $  26,350,700   $   30,882,733    $    1,022,033
                                                           ================================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


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

B.    ACQUISITIONS

On August 6, 1998, the Company completed the purchase of assets and assumption of liabilities constituting a majority of the operations of Huwood International (Huwood), a U.K. belt conveyor business and a division of FKI, Plc. Huwood generated revenues of approximately $13,800,000 for the fiscal year ended March 31, 1998. The purchase price for the net assets was approximately $4,966,000. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the consolidated financial statements. The operations of the Company's existing U.K. facilities have been merged with the Huwood operations.

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

                                December 31, 1998

B.  ACQUISITIONS - CONTINUED

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

The following unaudited pro forma income statement information for the Company for 1998, 1997 and 1996 is presented as though BCE, Hewitt-Robins and MECO Belts were acquired on January 1, 1996 and as though Huwood was acquired on January 1, 1997 (in thousands):

                                1998             1997              1996
                            ----------------- ---------------- -----------------
Net sales                       $  258,674       $  257,487        $  229,493
Operating income                    14,063           19,804            18,446
Net income                             896            7,353            12,444

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the acquisitions actually occurred on January 1, 1997 and 1996.

C. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenue from sales at the time of shipment.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


C.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 58% and 66% of inventories at December 31, 1998 and 1997, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,103,000 and $2,140,000 at December 31, 1998 and 1997, respectively.

GOODWILL

Goodwill is being amortized on a straight-line basis, primarily over 40 years. The balance of accumulated amortization of goodwill was approximately $1,378,000 and $789,000 at December 31, 1998 and 1997, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that goodwill might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss should be recognized.

RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $1,127,000 in 1998 related to its Australian subsidiary and the consolidation of facilities in the United Kingdom following the acquisition of Huwood. The charges consist primarily of severance of 95 employees and relocation costs. The Company has executed a plan to close a manufacturing facility in Australia and merge its operations with other existing facilities. As of December 31, 1998, the Company has paid approximately $462,000 of these expenses. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost for relocation of $81,000 will be incurred in 1999. These costs will be expensed as paid. The Company's existing U.K. operations have been consolidated with the Huwood operations. As of December 31, 1998, the Company has paid approximately $630,000 of these expenses. The Company anticipates that an additional cost for relocation of $221,000 will be incurred in 1999. These costs will be expensed as incurred.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


C.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. For the years ended December 31, 1998 and 1997, the Company recorded foreign income tax expense of $127,166 and $343,342, respectively, related to its United Kingdom and Australian subsidiaries. Pre-tax income (loss) attributable to foreign operations was approximately $(3,093,000) and $633,000 for the years ended December 31, 1998 and 1997, respectively. The Company's Australian subsidiary paid income taxes of approximately $450,000 and $2,063,000 for the years ended December 31, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiaries are translated at the current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in other comprehensive income (loss). The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments for all years presented.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


D.    PROPERTY, PLANT, AND EQUIPMENT


Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 1998 and 1997 are as follows:

                                           1998             1997
                                        -------------  --------------
Land and improvements                   $     871,234   $      600,245
Buildings and improvements                  5,178,317        4,844,362
Machinery and equipment                    17,765,662       14,085,801
                                        -------------   --------------
                                        $  23,815,213   $   19,530,408
                                        =============   ==============

Depreciation expense for the years ended December 31, 1998, 1997, and 1996, was $2,729,062, $2,123,699, and $901,391, respectively. Depreciation is computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 31.5 years; the estimated useful lives for machinery and equipment range from 2.5 to
12.5 years.

E. FINANCING ARRANGEMENTS

Long-term obligations consist of the following:

                                                                                    As of December 31
                                                                               -----------------------------
                                                                                   1998             1997
Series B Senior Notes, interest at 11% payable semi-annually in
   arrears, due 2007                                                           $120,000,000     $120,000,000
Promissory note payable to Joy Technologies, Inc.                                         -        5,244,000
BCE Seller Notes, payable in monthly installments through 2001 with interest at
   1% above beginning of year Australian Bank bill rate
   (5.9% in 1998 and 7.0% in 1997)                                                2,101,474        3,200,610
Note payable by CCE Pty Ltd                                                          91,233          188,667
Obligations under capital leases                                                  1,128,860        1,236,967
                                                                               ------------     ------------
                                                                                123,321,567      129,870,244
Less current maturities                                                           1,095,106        1,181,715
                                                                               ============     ============
                                                                               $122,226,461     $128,688,529
                                                                               ============     ============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1998

E.  FINANCING ARRANGEMENTS - CONTINUED

Maturities of long-term obligations are as follows:

             1999     $  1,095,106
             2000        1,074,721
             2001          906,096
             2002          185,350
             2003           60,294
       Thereafter      120,000,000
                      ------------
                      $123,321,567
                      ============


On April 1, 1997, the Company issued $120 million of 11% Series A Notes due 2007. On September 3, 1997, the Company completed an exchange of all the Series A Notes for 11% Series B Senior Notes due 2007 ("Series B Notes" or "Senior Notes"). The terms of the Series B Notes are the same as the Series A Notes except that the Series B Notes have been registered under the Securities Act of 1933. Interest on the notes is payable semi-annually in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2002 subject to certain call premiums. The Senior Notes are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates. The proceeds of the Senior Notes were utilized as follows:

Gross proceeds of Series A Notes                $ 120,000,000
Dividend to stockholder                           (40,000,000)
Repayment of notes payable                        (18,876,684)
Repayment of term loan                            (16,459,711)
Repayment of subordinated notes                      (650,000)
Acquisition of Hewitt-Robins                      (12,894,890)
Fees                                               (5,199,024)
                                                -------------
Excess cash from proceeds                       $  25,919,691
                                                =============

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated September 14, 1992, as amended, restated and consolidated through December 31, 1998, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains certain financial and other covenants which, among other things, establish minimum debt coverage and net working capital requirements. The Revolving Credit Facility will be fully revolving until final maturity on March 28, 2000, and will bear interest at a fluctuating rate based on the prime rate. At December 31, 1998, the Revolving Credit Facility was unused.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


E.  FINANCING ARRANGEMENTS - CONTINUED

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $7.2 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the BCE subsidiaries. The facility expires on November 30, 1999, and bears interest at a fluctuating rate based on the base rate of the National Australia Bank. At December 31, 1998, approximately $3.6 million (Australian dollars) was available for use. The weighted average interest rate for this facility was 8.5% and 9.25% in 1998 and 1997, respectively.

The Company's United Kingdom subsidiary has an overdraft facility with the Midland Bank of 1.1 million British pounds sterling. The facility is secured by certain assets of the Subsidiary and bears interest at a fluctuating rate of 2.5% above the Midland Bank base rate. At December 31, 1998, the facility was fully utilized. The weighted average interest rate for this facility was 9% in 1998.

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 1.5 million South African rand. The facility is secured by certain assets of the subsidiary and bears interest at a fluctuating rate of 1% above the Standard Bank of South Africa's prime lending rate. At December 31, 1998, approximately 1.2 million rand was available for use. The weighted average interest rate for this facility was 22% and 20% in 1998 and 1997, respectively.

During 1996, GCC negotiated an early extinguishment of the subordinated secured promissory note that resulted in an extraordinary gain of $932,145. A new, $500,000 subordinated secured promissory note was issued in full settlement of previous obligations. This note was paid in full in 1997.

During 1998, 1997, and 1996, the Company paid interest of $12,456,957, $8,153,452, and $2,844,422, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

F.    LEASING ARRANGEMENTS

CCE has a capital lease for land and building with a lease term of ten years which contains a purchase option exercisable at any time. In addition, CCE, GCC, and the Company's foreign subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the income statement. Capital lease obligations of approximately $55,000 were incurred in 1998. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 1998 and 1997 are as follows:

                                             1998             1997
                                         -------------     ------------
Asset Balances:
Land                                     $      20,000     $     20,000
Buildings                                      380,000          380,000
Machinery and Equipment                      1,856,123        1,520,714
                                         -------------     ------------
                                         $   2,256,123     $  1,920,714
                                         =============     ============
Accumulated Amortization:

Buildings                                $      63,333     $     51,270
Machinery and Equipment                        766,080          456,168
                                         -------------     ------------
                                         $     829,413     $    507,438
                                         =============     ============

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 1998, 1997, and 1996 was approximately $2,401,000, $1,723,000, and $1,262,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                      Capital Leases     Operating
                                                                          Leases
                                                      ---------------   -----------
1999                                                     $  385,438     $   713,210
2000                                                        387,485         475,801
2001                                                        314,870         404,887
2002                                                        196,602         352,881
2003                                                         64,325         218,840
                                                         --------------------------
Total minimum lease payments                              1,348,720     $ 2,165,619
                                                                        ===========
Amounts representing interest                              (219,860)
                                                      --------------
Present value of net minimum lease payments
   (including current portion of $294,078)               $1,128,860
                                                      ==============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

G.    EMPLOYEE BENEFIT PLANS

Effective December 31, 1998, the Company adopted FASB Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The disclosures required by SFAS No. 132 supersede previous disclosure requirements without affecting measurement or recognition criteria. Accordingly, all disclosures for prior periods shown below have been restated to conform to the disclosure requirements of SFAS No. 132.

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The actuarial computations use the "projected unit credit cost method," which assumed a weighted-average discount rate on benefit obligations of 6% and 8.0% in 1998 and 1997, respectively, and a weighted-average expected long-term rate of return on plan assets of 7% and 8.0% in 1998 and 1997, respectively.

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 1998 and 1997, of the Company's defined benefit plan.

                                                                     1998             1997
                                                               ---------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                        $  3,221,103         $  3,037,552
Service cost                                                        169,558               83,739
Interest cost                                                       193,266              243,004
Actuarial loss                                                    1,690,487                    0
Benefits paid                                                      (162,170)            (143,192)
                                                               ---------------------------------
Benefit obligation at end of year                                 5,112,244            3,221,103
                                                               ---------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                    3,960,135            3,470,702
Actual return on plan assets                                      1,191,761              632,625
Company contributions                                               270,926                    0
Benefits paid                                                      (162,170)            (143,192)
                                                               ---------------------------------
Fair value of plan assets at end of year                          5,260,652            3,960,135
                                                               ---------------------------------
Funded status:
Plan assets in excess of projected benefit obligation               148,408              739,032
Unrecognized prior service cost                                     571,159               58,632
Unrecognized net actuarial gain                                    (763,642)            (911,110)
Unrecognized transition asset                                        (8,118)             (10,824)
                                                               ---------------------------------
Accrued benefit cost                                           $    (52,193)        $   (124,270)
                                                               =================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


G.  EMPLOYEE BENEFIT PLANS - CONTINUED

                                                            1998              1997                  1996
                                                       ----------------------------------------------------
Components of net periodic benefit cost:
Service cost                                           $    169,558        $     83,739         $    87,021
Interest cost                                               193,266             243,004             221,332
Expected return on plan assets                           (1,191,761)           (632,625)           (401,594)
Amortization of prior service cost                           90,363             117,264             117,264
Amortization of transition asset                             (2,706)             (2,706)             (2,706)
Recognized gain                                             940,129             346,100             153,144
                                                       ----------------------------------------------------
Net periodic benefit cost                              $    198,849         $   154,776          $  174,461
                                                       ====================================================

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE makes annual contributions ($564,296, $451,911, and $400,000 in 1998, 1997 and 1996, respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 16% of their compensation. CCE will match ($324,075, $301,734, and $266,437 in 1998, 1997 and 1996, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 1998, 1997 and 1996 was $196,761, $164,130, and
$158,407, respectively, which was equal to 3% of eligible employees compensation.

H.    RELATED PARTY TRANSACTIONS

Management fees are charged by Nesco, Inc., an affiliate of NES Group, Inc., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Effective April 1, 1997, the Company and Nesco, Inc. entered into a new management agreement under which the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization and other expense (income). Prior to April 1, 1997, the amount of management fees paid was based on a percentage of sales. The Company incurred management fee expenses of approximately $933,000, $1,668,000, and $3,187,000 for the years ended December 31, 1998, 1997, and
1996, respectively.

The subsidiaries of the Company have entered into a tax payment agreement with NES Group, Inc. providing for monthly payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. The Company incurred charges to stockholder's equity for income taxes of approximately $1,922,000, $3,295,000, and $4,122,000 for the years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $1,176,000.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

I.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The fair value of the Company's fixed rate long-term debt is based on the quoted market value.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                1998                               1997
                                    Carrying           Fair             Carrying           Fair
                                     Amount            Value             Amount            Value
                                ---------------------------------------------------------------------
                                                           (in thousands)
Cash and cash equivalents           $   26,351        $   26,351        $   30,883       $   30,883
Accounts receivable                     44,424            44,424            30,459           30,459
Accounts payable                       (40,523)          (40,523)          (18,874)         (18,874)
Notes payable                           (2,662)           (2,662)             (456)            (456)
Long-term debt                         122,193           105,393           128,633          128,633

Accounts receivable from customers in the coal mining industry were approximately 72% and 56% at December 31, 1998 and 1997, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $586,000 in 1998, $168,000 in 1997, and $136,000 in 1996. Accounts written off, net of recoveries, were approximately $53,000 in 1998, $437,000 in 1997, and $21,000 in 1996.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

J.  SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and mobile home products. The conveyor equipment business, which comprised approximately 84.9%, 83.4%, and 74.0% of net sales for 1998, 1997, and 1996, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's mobile home products business manufactures and/or refurbishes axle components sold directly to mobile home manufacturers. As part of this segment the Company also sells mounted tires and rims to the mobile home industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

The Company evaluates performance and allocates resources based on operating income before restructuring charges and allocation of management fee, amortization and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies under Note C. The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


J.     SEGMENT INFORMATION - CONTINUED

                                                                      Year ended December 31
                                                              1998              1997               1996
                                                            ----------------------------------------------
                                                                         (in thousands)
Net sales:
   Conveyor equipment                                       $ 213,969          $ 178,037         $ 106,236
   Mobile home products                                        35,204             33,021            34,687
   Other                                                        2,899              2,459             2,601
                                                            ----------------------------------------------
Total net sales                                             $ 252,072          $ 213,517         $ 143,524
                                                            ==============================================
Depreciation and amortization:
   Conveyor equipment                                         $ 3,151            $ 2,498         $     825
   Mobile home products                                           181                191               177
   Other                                                           12                 11                10
   Corporate amortization                                          49                  8                 -
                                                            ----------------------------------------------
Total depreciation and amortization                           $ 3,393            $ 2,708           $ 1,012
                                                            ==============================================
Segment operating income:
   Conveyor equipment                                        $ 16,425           $ 21,423          $ 13,298
   Mobile home products                                           943              1,017             1,780
   Other                                                          253                179               256
                                                            ----------------------------------------------
Segment operating income                                       17,621             22,619            15,334
   Restructuring charge                                         1,127                  -                 -
   Management fee                                                 933              1,669             3,186
   Amortization expense                                           663                584               111
   Corporate expense                                              567                353                 -
                                                            ----------------------------------------------
Total operating income                                         14,331             20,013            12,037
   Interest expense                                            14,658             12,308             2,889
   Interest income                                             (1,568)              (925)                -
   Miscellaneous, net                                             (61)               449               208
                                                            ----------------------------------------------
Income before income taxes                                 $    1,302          $   8,181          $  8,940
                                                            ==============================================
Segment assets:
   Conveyor equipment                                       $ 113,542         $   90,045          $ 40,035
   Mobile home products                                         6,840              5,656             5,579
   Other                                                          887                863               881
                                                            ----------------------------------------------
Total segment assets                                          121,269             96,564            46,495
   Corporate assets                                            24,488             33,161                 -
                                                            ----------------------------------------------
Total assets                                                $ 145,757          $ 129,725          $ 46,495
                                                            ==============================================
Capital expenditures:
   Conveyor equipment                                         $ 2,520            $ 3,425             $ 598
   Mobile home products                                           140                206                51
   Other                                                            9                  7                 4
                                                            ----------------------------------------------
Total capital expenditures                                    $ 2,669            $ 3,638             $ 653
                                                            ==============================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

J.     SEGMENT INFORMATION - CONTINUED

GEOGRAPHIC AREA DATA

                                                                     Year ended December 31
                                                              1998              1997              1996
                                                            ----------------------------------------------
                                                                         (in thousands)
Net sales:
   United States                                            $ 168,933         $ 168,241          $ 140,224
   Australia                                                   61,097            41,567              4,022
   United Kingdom                                              18,802             4,689                  -
   Other countries                                              4,045               616                  -
   Eliminations - transfers                                      (805)           (1,596)              (722)
                                                            ----------------------------------------------
Total net sales                                             $ 252,072         $ 213,517          $ 143,524
                                                            ==============================================
Operating income:
   United States                                             $ 16,384          $ 18,118           $ 12,569
   Australia                                                     (941)            1,538               (532)
   United Kingdom                                                (537)              386                  -
   Other countries                                               (575)              (29)                 -
                                                            ----------------------------------------------
Total operating income                                       $ 14,331          $ 20,013           $ 12,037
                                                            ==============================================
Long lived assets:
   United States                                             $  6,109         $   6,028            $ 4,732
   Australia                                                    5,909             6,257                168
   United Kingdom                                               3,422               833                  -
   Other countries                                                326               123                  -
                                                            ----------------------------------------------
Total long lived assets                                      $ 15,766          $ 13,241            $ 4,900
                                                            ==============================================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

In 1998, sales to the Company's two largest customers were approximately $32.7 million, or 13.0%, and $30.8 million, or 12.2%, of the Company's total net sales. In 1997, sales to the Company's largest customer were approximately $27.9 million, or 13.1%, of the Company's total net sales. In 1996, sales to the Company's two largest customers were approximately $23.8 million, or 16.6%, and $15.3 million, or 10.7%, of the Company's total net sales. Sales to these customers are reported in the net sales for the Conveyor Equipment business segment.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, CCE and GCC, both of which are wholly owned, are the only guarantors of the Series B Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating financial information for 1998 and 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows (in thousands):

                                                Combined        Combined
                                                Guarantor     Non-Guarantor
                               The Company    Subsidiaries    Subsidiaries     Eliminations       Total
                              --------------------------------------------------------------------------
December 31, 1998:
Current assets:
   Cash and cash equivalents  $      19,969     $       684       $   5,698    $        -      $  26,351
   Accounts receivable, net             292          20,556          25,593        (2,017)        44,424
   Inventories                            -          24,869           7,381             -         32,250
   Other current assets                  38           1,782           4,682        (4,229)         2,273
                              --------------------------------------------------------------------------
Total current assets                 20,299          47,891          43,354        (6,246)       105,298
Property, plant, and
   equipment, net                         -           6,109           9,657             -         15,766
Goodwill                                  -          11,921           7,749             -         19,670
Investment in subsidiaries           58,709          11,892           2,697       (73,298)             -
Deferred financing costs              4,289               -               -             -          4,289
Other assets                            192          12,895             476       (12,829)           734
                              --------------------------------------------------------------------------
Total assets                  $      83,489     $    90,708       $  63,933    $  (92,373)     $ 145,757
                              ==========================================================================
Current liabilities:
   Notes payable              $           -     $       307       $   2,662    $     (307)     $   2,662
   Trade accounts payable               409          13,079          30,971        (3,936)        40,523
   Accrued compensation and
     employee benefits                    -           4,128           1,214             -          5,342
   Accrued interest                   3,300               -               -             -          3,300
   Other accrued liabilities            171           4,675           3,297           (28)         8,115
   Current maturities of
     long-term obligations                -             147             948             -          1,095
                              --------------------------------------------------------------------------
Total current liabilities             3,880          22,336          39,092        (4,271)        61,037
Series B Senior Notes               120,000               -               -             -        120,000
Other long-term obligations               -             194          14,062       (12,030)         2,226
Stockholder's equity
(deficit)                           (40,391)         68,178          10,779       (76,072)       (37,506)
                              --------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                  $      83,489     $    90,708       $  63,933    $  (92,373)     $ 145,757
                              ==========================================================================

                         Continental Global Group, Inc.


                   Notes to Consolidated Financial Statements

                                December 31, 1998


K.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                Combined        Combined
                                                Guarantor     Non-Guarantor
                               The Company    Subsidiaries    Subsidiaries    Eliminations        Total
                              ----------------------------------------------------------------------------
December 31, 1997:
Current assets:
   Cash and cash equivalents   $     28,073     $    2,322       $     488      $        -      $   30,883
   Accounts receivable, net               -         19,299          11,731            (571)         30,459
   Inventories                            -         23,625           3,948               -          27,573
   Other current assets                  47            633           1,671          (1,153)          1,198
                              ----------------------------------------------------------------------------
Total current assets                 28,120         45,879          17,838          (1,724)         90,113
Property, plant, and
   equipment, net                         -          6,028           7,213               -          13,241
Goodwill                                  -         12,289           8,424               -          20,713
Investment in subsidiaries           49,958          7,903               -         (57,861)              -
Deferred financing costs              4,809              -               -               -           4,809
Other assets                            232         11,591             504         (11,478)            849
                               ---------------------------------------------------------------------------
Total assets                   $     83,119     $   83,690       $  33,979      $  (71,063)     $  129,725
                               ===========================================================================
Current liabilities:
   Notes payable               $          -     $        -       $     456      $        -      $      456
   Trade accounts payable                 -         12,731           8,221          (2,078)         18,874
   Accrued compensation and
     employee benefits                    -          4,397           1,275               -           5,672
   Accrued interest                   3,300              -               -               -           3,300
   Other accrued liabilities            415          3,631           3,479               -           7,525
   Current maturities of
     long-term obligations                -            185             997               -           1,182
                              ----------------------------------------------------------------------------
Total current liabilities             3,715         20,944          14,428          (2,078)         37,009
Series B Senior Notes               120,000              -               -               -         120,000
Other long-term obligations               -          5,586          11,922          (8,819)          8,689
Stockholder's equity
(deficit)                           (40,596)        57,160           7,629         (60,166)        (35,973)
                               ---------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                   $     83,119     $   83,690       $  33,979      $  (71,063)     $  129,725
                               ===========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                        The Company   Subsidiaries    Subsidiaries   Eliminations    Total
                                       ----------------------------------------------------------------------
Year ended December 31, 1998:
Net sales                              $          -     $ 168,933        $ 83,944        $ (805)    $ 252,072
Cost of products sold                             -       135,291          74,877          (805)      209,363
                                       ----------------------------------------------------------------------
Gross profit                                      -        33,642           9,067             -        42,709
Total operating expenses                        616        16,642          11,120             -        28,378
                                       ----------------------------------------------------------------------
Operating income (loss)                        (616)       17,000          (2,053)            -        14,331
Interest expense                             13,776          (226)          1,108             -        14,658
Interest income                              (1,568)            -               -             -        (1,568)
Miscellaneous, net                                -             7             (68)            -           (61)
                                       ----------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                    (12,824)       17,219          (3,093)            -         1,302
Foreign income taxes                              -             -             127             -           127
                                       ----------------------------------------------------------------------
Net income (loss)                      $    (12,824)    $  17,219        $ (3,220)       $    -     $   1,175
                                       ======================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



K.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ----------------------------------------------------------------------
Year ended December 31, 1997:
Net sales                              $          -    $  168,241       $  46,872     $  (1,596)  $   213,517
Cost of products sold                             -       133,266          38,735        (1,596)      170,405
                                       ----------------------------------------------------------------------
Gross profit                                      -        34,975           8,137             -        43,112
Total operating expenses                        353        16,504           6,242             -        23,099
                                       ----------------------------------------------------------------------
Operating income (loss)                        (353)       18,471           1,895             -        20,013
Interest expense                             10,328           810           1,170             -        12,308
Interest income                                (925)            -               -             -          (925)
Miscellaneous, net                                -           357              92             -           449
                                       ----------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                     (9,756)       17,304             633             -         8,181
Foreign income taxes                              -             -             343             -           343
                                       ======================================================================
Net income (loss)                      $     (9,756)   $   17,304       $     290     $       -   $     7,838
                                       ======================================================================


                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ----------------------------------------------------------------------
Year ended December 31, 1998:
Net cash (used in) provided by
   operating activities                   $ (12,553)     $ 15,215         $ 5,653        $  356      $  8,671

Investing activities:
   Purchase of property, plant and
     equipment (net)                              -        (1,199)         (1,770)            -        (2,969)
   Purchase of Huwood                             -             -          (4,966)            -        (4,966)
   Investment in subsidiaries                (8,751)        5,061           3,690             -             -
                                          -------------------------------------------------------------------
Net cash (used in) provided by
   investing activities                      (8,751)        3,862          (3,046)            -        (7,935)

Financing activities:
   Net increase in borrowings on
     notes payable                                -           307           2,254          (307)        2,254
   Principal payments on long-term
     obligations                                  -        (5,429)           (960)            -        (6,389)
   Distributions for income taxes                 -          (746)              -             -          (746)
   Distributions for interest on
     senior notes                            13,200       (13,200)              -             -             -
   Intercompany loan activity                     -        (1,647)          1,647             -             -
                                          -------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      13,200       (20,715)          2,941          (307)       (4,881)
Exchange rate changes on cash                     -             -            (338)          (49)         (387)
                                          -------------------------------------------------------------------
(Decrease) increase in cash and cash
   equivalents                               (8,104)       (1,638)          5,210             -        (4,532)
Cash and cash equivalents at
   beginning of year                         28,073         2,322             488             -        30,883
                                          ===================================================================
Cash and cash equivalents at end of
   year                                   $  19,969      $    684         $ 5,698        $    -      $ 26,351
                                          ===================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



K.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                       Combined       Combined
                                                       Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ---------------------------------------------------------------------
Year ended December 31, 1997:
Net cash (used in) provided by
   operating activities                   $  (5,930)    $  17,528       $  (1,445)         $  -     $  10,153

Investing activities:
   Purchases of property, plant, and
    equipment (net)                               -        (1,388)         (2,018)            -        (3,406)
   Purchase of BCE, net of notes to
     seller                                       -        (7,189)              -             -        (7,189)
   Purchase of Hewitt-Robins                      -       (12,895)              -             -       (12,895)
   Purchase of Tufkon                             -          (698)              -             -          (698)
   Purchase of MECO                               -          (175)          1,683             -         1,508
   Investment in subsidiaries               (49,958)       44,423           5,535             -             -
                                          -------------------------------------------------------------------
Net cash (used in) provided by
   investing activities                     (49,958)       22,078           5,200             -       (22,680)

Financing activities:
   Proceeds from issuance of senior
     notes                                  120,000             -               -             -       120,000
   Deferred financing costs                  (5,199)            -               -             -        (5,199)
   Net decrease in borrowings on
     notes payable                                -       (12,395)           (465)            -       (12,860)
   Proceeds from long-term obligations            -         4,547             286             -         4,833
   Principal payments on long-term
     obligations                                  -       (18,001)           (802)            -       (18,803)
   Distributions for income taxes                 -        (3,295)              -             -        (3,295)
   Distributions for interest on
     senior notes                             9,160        (9,160)              -             -             -
   Payment to former shareholders of              -             -          (2,927)            -        (2,927)
     BCE
   Dividends paid                           (40,000)            -               -             -       (40,000)
                                          -------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      83,961       (38,304)         (3,908)            -        41,749
Exchange rate changes on cash                     -             -             639             -           639
                                          -------------------------------------------------------------------
Increase in cash and cash equivalents        28,073         1,302             486             -        29,861
Cash and cash equivalents at
   beginning of year                              -         1,020               2             -         1,022
                                          -------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $  28,073     $   2,322       $     488          $  -     $  30,883
                                          ===================================================================

L.    CONTINGENCIES

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                              Age    Position with the Company
C. Edward Bryant, Jr.             64     President and Chief Executive Officer
Jimmy L. Dickinson                56     Vice President and Chief Financial Officer
Jerry R. McGaha                   60     Senior Vice President of Sales and Engineering
Edward F. Crawford                59     Director
Donald F. Hastings                70     Director
Joseph L. Mandia                  57     Director
Robert J. Tomsich                 68     Director
John R. Tomsich                   32     Director
James W. Wert                     52     Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Bryant has served as President and Chief Executive Officer of the Company since its inception. Mr. Bryant has also served as President and Chief Executive Officer of Continental Conveyor & Equipment Company since 1982 and as Chairman of the Board of Directors of CCE Pty. Ltd. since 1996.

Mr. Dickinson has served as Vice President and Chief Financial Officer of the Company since its inception. Mr. Dickinson has also served as Vice President of Finance of Continental Conveyor & Equipment Company since 1973 and as a Director of CCE Pty. Ltd. since 1996.

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

Mr. Hastings has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Hastings served as Chairman and Chief Executive Officer and as Director of Lincoln Electric Company from 1992 to 1997.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.

                                                                                   OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR      SALARY        BONUS        COMPENSATION (1)
C. Edward Bryant, Jr.,                      1998      $ 200,004      $ 84,513        $ 15,488
   President and Chief                      1997        187,344        66,119          15,446
   Executive Officer                        1996        145,008        59,900           6,512

Jerry R. McGaha,                            1998        122,400        31,335          14,514
   Senior Vice President of                 1997        116,600        26,983          12,877
      Sales and Engineering                 1996        107,700        25,027           5,583

Jimmy L. Dickinson                          1998        133,893        52,205          10,509
   Vice President and Chief                 1997        125,277        27,436          10,369
   Financial Officer                        1996        109,680        25,514           5,269


(1) Amounts shown reflect contributions made by the Company on behalf of the named executives under the Continental Conveyor & Equipment Company Savings and Profit Sharing Plan and the Continental Conveyor & Equipment Retirement Plan for Salaried and Hourly (Non-Union) Employees at Salyersville, Kentucky. No amounts shown were received by any of the named executives.

DIRECTOR COMPENSATION

Each director of the Company not employed by the Company or any entity affiliated with the Company is entitled to receive $25,000 per year for serving as a director of the Company. In addition, the Company will reimburse such director for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 1999:

Number of Shares            Title of Class                         Name and Address of Beneficial Owner
100                         Common Stock, no par value             NES Group, Inc.
                                                                   6140 Parkland Boulevard
                                                                   Mayfield Heights, OH  44124

All of the Company's issued and outstanding capital stock is owned by NES Group, Inc. which is 100 percent beneficially owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPANY FORMATION AND PROCEEDS FROM THE OFFERING

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

TAX PAYMENT AGREEMENT

The Company, Continental, and Goodman (each, a "Subsidiary") have entered into a tax payment agreement with NES Group, Inc. ("Tax Payment Agreement") providing for monthly payments by each Subsidiary to NES Group, Inc. in an amount equal to the greater of (i) the total federal, state, local, and, under certain circumstances, foreign income tax liability attributable to such Subsidiary's operations for the monthly period, determined on an annualized basis, and
(ii)one-twelfth the total federal, state, local, and, under certain circumstances, foreign income tax liability attributable to such Subsidiary's operations for the year. The tax rates applied to such income are to be based on the maximum individual federal, state, local, and foreign income tax rates imposed by Section 1 of the Internal Revenue Code of 1986, as amended, and by the equivalent provisions of state, local, and foreign income tax laws. These tax payments will not recognize any future carry-forward or carry-back tax benefits to the Company, Continental, or Goodman. Future direct and indirect Subsidiaries of the Company shall also become parties to the Tax Payment Agreement.

MANAGEMENT AGREEMENT

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 1998 under the Management Agreement was $932,820. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)  Documents Filed as Part of this Report:

                 1.  Consolidated Financial Statements.

                    The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 19, 1999, are included in Item 8.

                    Report of Independent Auditors.

                    Consolidated Balance Sheets at December 31, 1998 and 1997.

                    Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.

                    Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 1998.

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

                    Notes to Consolidated Financial Statements.

                 2. Financial Statement Schedules

                    Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

                 3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

                    The information required by this paragraph is contained in the Index of Exhibits to this report.

             (b)    Reports on Form 8-K.

                    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.

                             CONTINENTAL GLOBAL GROUP, INC.

                             By: /s/ C. Edward Bryant, Jr.
                                -----------------------------------------
                             Name: C. Edward Bryant, Jr.
                             Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                Title                                  Date
/s/ C. Edward Bryant, Jr.                    President and Chief Executive Officer               March 29, 1999
----------------------------------------     (Principal Executive Officer)
C. Edward Bryant, Jr.

/s/ Jimmy L. Dickinson                       Vice President and Chief Financial Officer          March 29, 1999
----------------------------------------     (Principal Financial Officer and Principal
Jimmy L. Dickinson                            Accounting Officer)


/s/ Edward F. Crawford                       Director                                            March 29, 1999
----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                       Director                                            March 29, 1999
----------------------------------------
Donald F. Hastings

/s/ Joseph L. Mandia                         Director                                            March 29, 1999
----------------------------------------
Joseph L. Mandia

/s/ John R. Tomsich                          Director                                            March 29, 1999
----------------------------------------
John R. Tomsich

/s/ Robert J. Tomsich                        Director                                            March 29, 1999
----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                            Director                                            March 29, 1999
----------------------------------------
James W. Wert

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

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits

  Exhibit
  Number     Description of Exhibit

3.1      Certificate of Incorporation of Continental Global Group, Inc., as               *
         currently in effect

3.2      By-Laws of Continental Global Group, Inc., as currently in effect                *

3.3      Certificate of Incorporation of Continental Conveyor & Equipment                 *
         Company, as currently in effect

3.4      By-Laws of Continental Conveyor & Equipment Company, as currently in             *
         effect

3.5      Certificate of Incorporation of Goodman Conveyor Company, as currently           *
         in effect

3.6      By-Laws of Goodman Conveyor Company, as currently in effect                      *

4.1      Indenture, dated as of April 1, 1997, among Continental Global Group,            *
         Inc., Continental Conveyor & Equipment Company, Goodman Conveyor
         Company, and the Trustee (containing, as exhibits, specimens of the
         Series A Notes and the Series B Notes)

10.1     Revolving Credit Facility, dated as of September 14, 1992, as amended            *
         by Amendments I, II, III and IV, among Continental Conveyor & Equipment
         Company, Goodman Conveyor Company, and Bank One, Cleveland, NA

10.2     Share Sale Agreement dated as of November 8, 1996, as amended by First           *
         and Second Supplementary Deeds, among Continental Pty. Ltd. and various
         Australian sellers, relating to the BCE acquisition

10.3     Asset Purchase Agreement, dated as of March 3, 1997, among Continental           *
         Conveyor & Equipment Company, Process Technology Holdings, Inc., and
         W.S. Tyler Incorporated, relating to the Hewitt-Robins acquisition

10.4     Management Agreement, dated as of April 1, 1997, between Continental             *
         Global Group, Inc. and Nesco, Inc.

10.5     Tax Payment Agreement, dated as of April 1, 1997, among Continental              *
         Global Group, Inc., Continental Conveyor & Equipment Company, Goodman
         Conveyor Company, and NES Group, Inc.

10.6     World Wide Purchase and Sale Agreement dated as of October 17, 1997, by          **
         and among Continental Conveyor International Inc., Joy Technologies,
         Inc., and certain affiliates of Joy Technologies Inc. (The "Purchase
         Agreement"). (All exhibits to the Purchase Agreement have been omitted, and Registrant will furnish supplementally to the Commission, upon request, a copy of any omitted exhibit.)

12       Statement regarding computation of ratio of earnings to fixed charges

21       Subsidiaries of registrant

27       Financial Data Schedule (filed electronically only)


* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.

** Incorporated by reference from Form 8-K filed November 3, 1997, under the Securities Exchange Act of 1934.