Form 10-Q
period 1999-03-31
CONTINENTAL GLOBAL GROUP INC
filed 1999-05-14
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

             Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                  Continental Conveyor &
Continental Global Group, Inc.    Equipment Company                   Goodman Conveyor Company
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

As of April 30, 1999, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                   Page
                                                                                                  Number
Part I        Financial Information

              Item 1        Financial Statements (Unaudited)                                          1

                            Condensed Consolidated Balance Sheets
                            March 31, 1999 and December 31, 1998                                      2

                            Condensed Consolidated Statements of Income
                            Three Months ended March 31, 1999 and 1998                                3

                            Condensed Consolidated Statements of Cash Flows
                            Three Months ended March 31, 1999 and 1998                                4

                            Notes to Condensed Consolidated Financial Statements                   5-12

              Item 2        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                             13-17

              Item 3        Quantitative and Qualitative Disclosures about Market Risk
                                                                                                     18

Part II       Other Information

              Item 6        Exhibits and Reports on Form 8-K                                         19

              Signatures                                                                             20



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                  March 31       December 31
                                                                   1999             1998
                                                               -------------    -------------
                                                                (Unaudited)       (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                   $  27,572,671    $  26,350,700
   Accounts receivable, net                                       38,111,016       44,423,640
   Inventories                                                    31,862,625       32,249,917
   Other current assets                                            1,491,649        2,273,333
                                                               -------------    -------------
Total current assets                                              99,037,961      105,297,590

Property, plant and equipment                                     24,537,006       23,815,213
Less accumulated depreciation                                      8,859,762        8,048,953
                                                               -------------    -------------
                                                                  15,677,244       15,766,260

Goodwill, net                                                     19,799,370       19,669,858
Deferred financing costs                                           4,159,218        4,289,194
Other assets                                                         845,619          734,389
                                                               -------------    -------------

                                                               $ 139,519,412    $ 145,757,291
                                                               =============    =============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                               $   1,560,444    $   2,661,508
   Trade accounts payable                                         35,323,597       40,522,707
   Accrued compensation and employee benefits                      5,160,415        5,342,206
   Accrued interest on senior notes                                6,600,000        3,300,000
   Other accrued liabilities                                       6,732,047        8,115,497
   Current maturities of long-term obligations                     1,074,209        1,095,106
                                                               -------------    -------------
Total current liabilities                                         56,450,712       61,037,024

Senior notes                                                     120,000,000      120,000,000
Other long-term obligations, less current maturities               2,086,521        2,226,461

Stockholder's equity (deficit):
   Common stock, no par value, authorized 1,500 shares,
     issued and outstanding 100 shares at stated value of $5
     per share                                                           500              500
   Paid-in capital                                                 1,993,188        1,993,188
   Accumulated deficit                                           (37,957,794)     (36,203,815)
   Accumulated other comprehensive loss                           (3,053,715)      (3,296,067)
                                                               -------------    -------------
                                                                 (39,017,821)     (37,506,194)
                                                               -------------    -------------

                                                               $ 139,519,412    $ 145,757,291
                                                               =============    =============


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income


                                             Three months ended March 31
                                                1999            1998
                                            ------------    ------------
                                                    (Unaudited)

Net sales                                   $ 64,719,804    $ 57,091,275
Cost of products sold                         55,373,014      46,588,667
                                            ------------    ------------
Gross profit                                   9,346,790      10,502,608

Operating expenses:
   Selling and engineering                     4,021,395       4,044,157
   General and administrative                  2,316,516       1,974,309
   Management fee                                333,192         290,333
   Amortization expense                          153,546         171,375
   Restructuring charges                         191,470              --
                                            ------------    ------------
Total operating expenses                       7,016,119       6,480,174
                                            ------------    ------------
Operating income                               2,330,671       4,022,434

Other expenses:
   Interest expense                            3,658,694       3,682,875
   Interest income                              (258,330)       (440,748)
   Miscellaneous, net                             62,444         (23,889)
                                            ------------    ------------
Total other expenses                           3,462,808       3,218,238
                                            ------------    ------------
Income (loss) before foreign income taxes     (1,132,137)        804,196
Foreign income tax benefit                            --         132,976
                                            ------------    ------------

Net income (loss)                           $ (1,132,137)   $    937,172
                                            ============    ============


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                           Three months ended March 31
                                                              1999             1998
                                                          ------------    ------------
                                                                  (Unaudited)

Operating activities:
   Net income (loss)                                      $ (1,132,137)   $    937,172
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for depreciation and amortization               891,762         804,949
     Amortization of deferred financing costs                  129,976         129,976
     Loss (gain) on disposal of assets                           5,049          (4,851)
     Changes in operating assets and liabilities             4,196,419      (2,518,735)
                                                          ------------    ------------
Net cash provided by (used in) operating activities          4,091,069        (651,489)
                                                          ------------    ------------

Investing activities:
   Purchases of property, plant, and equipment                (581,405)       (513,732)
   Proceeds from sale of property, plant, and equipment         27,094           4,886
                                                          ------------    ------------
Net cash used in investing activities                         (554,311)       (508,846)
                                                          ------------    ------------

Financing activities:
   Net increase (decrease) in borrowings on notes
     payable                                                (1,029,155)      3,658,973
   Proceeds from long-term obligations                              --          69,182
   Principal payments on long-term obligations                (268,191)       (295,956)
   Distributions for income taxes                           (1,210,562)       (668,357)
                                                          ------------    ------------
Net cash provided by (used in) financing activities         (2,507,908)      2,763,842
Exchange rate changes on cash                                  193,121          52,887
                                                          ------------    ------------
Increase in cash and cash equivalents                        1,221,971       1,656,394
Cash and cash equivalents at beginning of period            26,350,700      30,882,733
                                                          ------------    ------------

Cash and cash equivalents at end of period                $ 27,572,671    $ 32,539,127
                                                          ============    ============


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999

A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1998, included in the Form 10-K filed by the Company on March 31, 1999.

B.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.    INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 60% and 58% of inventories at March 31, 1999 and December 31, 1998, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,101,000 and $2,103,000 at March 31, 1999 and December 31, 1998, respectively.

D.     RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $191,000 in the first quarter of 1999 related to plans executed in 1998 to close a manufacturing facility in Australia and merge its operations with other existing facilities and to consolidate its facilities in the United Kingdom following the acquisition of Huwood International (Huwood). The charges consist primarily of severance and relocation costs. To date, the Company has incurred total restructuring charges of approximately $1,319,000 related to these plans. As of March 31, 1999, the Company has paid approximately $1,313,000 of these expenses. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost for relocation of approximately $108,000 will be incurred in the remainder of 1999. These costs will be expensed as incurred.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


E.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 are as follows:


                                            Three months ended March 31
                                                 1999           1998
                                             ------------   -----------
Net income (loss)                            $(1,132,137)   $   937,172
Other comprehensive income:
   Foreign currency translation adjustment       242,352        270,881
                                             -----------    -----------

Comprehensive income (loss)                  $  (889,785)   $ 1,208,053
                                             ===========    ===========

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

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. For the three months ended March 31, 1998, the Company recorded a foreign income tax benefit of approximately $133,000, primarily related to its Australian subsidiary. Pre-tax income (loss) attributable to foreign operations was approximately $(2,576,000) and $(721,000) for the three month periods ended March 31, 1999 and 1998, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999

G.    SEGMENT INFORMATION

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and mobile home products. The conveyor equipment business markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

                                          Three months ended March 31
                                              1999         1998
                                          ------------  -------------
                                               (in thousands)
Net sales:
   Conveyor equipment                       $ 55,349    $ 47,839
   Mobile home products                        8,870       8,618
   Other                                         501         634
                                            ========    ========
Total net sales                             $ 64,720    $ 57,091
                                            ========    ========

Segment operating income:
   Conveyor equipment                       $  2,963    $  4,325
   Mobile home products                          134         165
   Other                                           7          75
                                            --------    --------
Total segment operating income                 3,104       4,565
   Management fee                                333         290
   Amortization expense                          154         171
   Restructuring charges                         191          --
   Corporate expense                              95          82
                                            --------    --------
Total operating income                         2,331       4,022
   Interest expense                            3,659       3,683
   Interest income                              (258)       (441)
   Miscellaneous, net                             62         (24)
                                            ========    ========
Income (loss) before foreign income taxes   $ (1,132)   $    804
                                            ========    ========

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


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

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating balance sheets as of March 31, 1999 and December 31, 1998 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                   Combined     Combined
                                                   Guarantor  Non-Guarantor
                                    The Company  Subsidiaries  Subsidiaries Eliminations  Total
                                   --------------------------------------------------------------
March 31, 1999:
Current assets:
   Cash and cash equivalents          $  23,036    $   1,897   $   2,640   $      --    $  27,573
   Accounts receivable, net                 695       20,280      19,895      (2,759)      38,111
   Inventories                               --       24,685       7,177          --       31,862
   Other current assets                       3        2,365       4,235      (5,111)       1,492
                                   --------------------------------------------------------------
Total current assets                     23,734       49,227      33,947      (7,870)      99,038
Property, plant, and equipment,
   net                                       --        6,357       9,320          --       15,677
Goodwill, net                                --       11,843       7,956          --       19,799
Investment in subsidiaries               58,709       12,060       2,697     (73,466)          --
Deferred financing costs                  4,159           --          --          --        4,159
Other assets                                180       12,422         607     (12,363)         846
                                   --------------------------------------------------------------
Total assets                          $  86,782    $  91,909   $  54,527   $ (93,699)   $ 139,519
                                   ==============================================================

Current liabilities:
   Notes payable                      $      --    $     710   $   1,560   $    (710)   $   1,560
   Trade accounts payable                   390       14,733      25,415      (5,214)      35,324
   Accrued compensation and
     employee benefits                       --        3,994       1,166          --        5,160
   Accrued interest                       6,600           --          --          --        6,600
   Other accrued liabilities                165        3,170       3,397          --        6,732
   Current maturities of long-
     term obligations                        --          143         931          --        1,074
                                   --------------------------------------------------------------
Total current liabilities                 7,155       22,750      32,469      (5,924)      56,450
Series B Senior Notes                   120,000           --          --          --      120,000
Other long-term obligations                  --          176      13,791     (11,880)       2,087
Stockholder's equity (deficit)          (40,373)      68,983       8,267     (75,895)     (39,018)
                                   --------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)     $  86,782    $  91,909   $  54,527   $ (93,699)   $ 139,519
                                   ==============================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                  Combined      Combined
                                                  Guarantor   Non-Guarantor
                                    The Company  Subsidiaries  Subsidiaries Eliminations   Total
                                    -------------------------------------------------------------
December 31, 1998:
Current assets:
   Cash and cash equivalents          $  19,969    $     684   $   5,698   $      --    $  26,351
   Accounts receivable, net                 292       20,556      25,593      (2,017)      44,424
   Inventories                               --       24,869       7,381          --       32,250
   Other current assets                      38        1,782       4,682      (4,229)       2,273
                                    -------------------------------------------------------------
Total current assets                     20,299       47,891      43,354      (6,246)     105,298
Property, plant, and equipment,
   net                                       --        6,109       9,657          --       15,766
Goodwill, net                                --       11,921       7,749          --       19,670
Investment in subsidiaries               58,709       11,892       2,697     (73,298)          --
Deferred financing costs                  4,289           --          --          --        4,289
Other assets                                192       12,895         476     (12,829)         734
                                    =============================================================
Total assets                          $  83,489    $  90,708   $  63,933   $ (92,373)   $ 145,757
                                    =============================================================

Current liabilities:
   Notes payable                      $      --    $     307   $   2,662   $    (307)   $   2,662
   Trade accounts payable                   409       13,079      30,971      (3,936)      40,523
   Accrued compensation and
     employee benefits                       --        4,128       1,214          --        5,342
   Accrued interest                       3,300           --          --          --        3,300
   Other accrued liabilities                171        4,675       3,297         (28)       8,115
   Current maturities of long-
     term obligations                        --          147         948          --        1,095
                                    -------------------------------------------------------------
Total current liabilities                 3,880       22,336      39,092      (4,271)      61,037
Series B Senior Notes                   120,000           --          --          --      120,000
Other long-term obligations                  --          194      14,062     (12,030)       2,226
Stockholder's equity (deficit)          (40,391)      68,178      10,779     (76,072)     (37,506)
                                    =============================================================
Total liabilities and
   stockholder's equity (deficit)     $  83,489    $  90,708   $  63,933   $ (92,373)   $ 145,757
                                    =============================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating income statements for the three months ended March 31, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                   Combined     Combined
                                                  Guarantor   Non-Guarantor
                                     The Company Subsidiaries  Subsidiaries  Eliminations   Total
                                     ----------- ------------  ------------  ------------  --------
Three months ended March 31, 1999:
Net sales                             $     --    $ 41,930      $ 22,904      $   (114)   $ 64,720
Cost of products sold                       --      32,894        22,593          (114)     55,373
                                      --------    --------      --------      --------    --------
Gross profit                                --       9,036           311            --       9,347
Total operating expenses                   104       4,312         2,600            --       7,016
                                      --------    --------      --------      --------    --------
Operating income (loss)                   (104)      4,724        (2,289)           --       2,331
Interest expense                         3,442         (61)          278            --       3,659
Interest income                           (258)         --            --            --        (258)
Miscellaneous, net                          --          53             9            --          62
                                      --------    --------      --------      --------    --------
Income (loss) before foreign income
  taxes                                 (3,288)      4,732        (2,576)           --      (1,132)
Foreign income taxes                        --          --            --            --          --
                                      --------    --------      --------      --------    --------
Net income (loss)                     $ (3,288)   $  4,732      $ (2,576)     $     --    $ (1,132)
                                      ========    ========      ========      ========    ========


                                                   Combined     Combined
                                                  Guarantor    Non-Guarantor
                                     The Company Subsidiaries  Subsidiaries   Eliminations  Total
                                     ----------- ------------- -------------- ------------ ---------
Three months ended March 31, 1998:
Net sales                             $     --    $ 43,102      $ 14,362      $   (373)   $ 57,091
Cost of products sold                       --      34,638        12,324          (373)     46,589
                                      --------    --------      --------      --------    --------
Gross profit                                --       8,464         2,038            --      10,502
Total operating expenses                    93       4,040         2,347            --       6,480
                                      --------    --------      --------      --------    --------
Operating income (loss)                    (93)      4,424          (309)           --       4,022
Interest expense                         3,445        (139)          377            --       3,683
Interest income                           (441)         --            --            --        (441)
Miscellaneous, net                        (141)         82            35            --         (24)
                                      --------    --------      --------      --------    --------
Income (loss) before foreign income
  taxes                                 (2,956)      4,481          (721)           --         804
Foreign income taxes                        --          --          (133)           --        (133)
                                      ========    ========      ========      ========    ========
Net income (loss)                     $ (2,956)   $  4,481      $   (588)     $     --    $    937
                                      ========    ========      ========      ========    ========


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the three months ended March 31, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                    Combined       Combined
                                            The     Guarantor    Non-Guarantor
                                          Company  Subsidiaries  Subsidiaries Eliminations   Total
                                          -------  ------------- ------------ ------------  -------

Three months ended March 31, 1999:
Net cash provided by (used in)
   operating activities                   $   (233)   $  5,881    $ (1,631)   $     74    $  4,091

Investing activities:
   Purchases of property, plant, and
     equipment                                  --        (559)        (22)         --        (581)
   Proceeds from sale of property,
     plant, and equipment                       --          22           5          --          27
                                          ---------------------------------------------------------
Net cash used in investing activities           --        (537)        (17)         --        (554)
                                          ---------------------------------------------------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                --         403      (1,029)       (403)     (1,029)
   Principal payments on long-term
     obligations                                --         (23)       (587)        342        (268)
   Distributions for income taxes               --      (1,211)         --          --      (1,211)
   Distributions for interest on senior
     notes                                   3,300      (3,300)         --          --          --
                                          ---------------------------------------------------------
Net cash provided by (used in)
   financing activities                      3,300      (4,131)     (1,616)        (61)     (2,508)
Exchange rate changes on cash                   --          --         206         (13)        193
                                          ---------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                               3,067       1,213      (3,058)         --       1,222
Cash and cash equivalents at
   beginning of period                      19,969         684       5,698          --      26,351
                                          =========================================================
Cash and cash equivalents at end of
   period                                 $ 23,036    $  1,897    $  2,640    $     --    $ 27,573
                                          =========================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                     Combined       Combined
                                            The      Guarantor    Non-Guarantor
                                          Company   Subsidiaries   Subsidiaries  Eliminations  Total
                                         ------------------------------------------------------------
Three months ended March 31, 1998:
Net cash provided by (used in)
   operating activities                   $    214    $  2,308      $ (3,574)   $    400    $   (652)

Investing activities:
   Purchases of property, plant, and
     equipment                                  --        (311)         (203)         --        (514)
   Proceeds from sale of property,
     plant, and equipment                       --           5            --          --           5
                                          --------    --------      --------    --------    --------
Net cash used in investing activities           --        (306)         (203)         --        (509)
                                          --------    --------      --------    --------    --------

Financing activities:
   Net increase in borrowings on notes
     payable                                    --         411         3,659        (411)      3,659
   Proceeds from long-term
     obligations                                --          --            69          --          69
   Principal payments on long-term
     obligations                                --         (29)         (267)         --        (296)
   Distributions for income taxes             (151)       (517)           --          --        (668)
   Distributions for interest on senior
     notes                                   3,300      (3,300)           --          --          --
                                          --------    --------      --------    --------    --------
Net cash provided by (used in)
   financing activities                      3,149      (3,435)        3,461        (411)      2,764
Exchange rate changes on cash                   --          --            42          11          53
                                          --------    --------      --------    --------    --------
Increase (decrease) in cash and cash
   equivalents                               3,363      (1,433)         (274)         --       1,656
Cash and cash equivalents at
   beginning of period                      28,073       2,322           488          --      30,883
                                          ========    ========      ========    ========    ========
Cash and cash equivalents at end of
   period                                 $ 31,436    $    889      $    214    $     --    $ 32,539
                                          ========    ========      ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 29, 1999.

GENERAL

The Company believes it is a leading international manufacturer and supplier of conveyor equipment for use in the coal mining industry. The Company estimates it has the largest share of the United States market for idlers used in above ground conveyor equipment and a significant share of the United States underground coal mining conveyor equipment market. In January 1997, the Company consummated the acquisition of BCE Holdings Pty. Ltd. (BCE), a group of conveyor and related equipment and service companies in Australia. On April 1, 1997, the Company acquired Hewitt-Robins, a United States manufacturer of conveyor components. On October 17, 1997, the Company completed the acquisition of the MECO Belts Group (MECO) from Joy Technologies Inc., a subsidiary of Harnischfeger Industries. MECO is an international conveyor equipment company with operations in the United States, United Kingdom, South Africa, and Australia. On August 6, 1998, the Company acquired Huwood International (Huwood) in the United Kingdom, which now establishes the Company as the leading manufacturer and supplier of conveyor equipment for use in coal mining in the United Kingdom.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three month periods ended March 31, 1999 and 1998.


                                         Three months ended March 31
                                         ---------------------------
                                            1999              1998
            Net sales                      100.0%            100.0%
            Cost of products sold           85.6              81.6
            Gross profit                    14.4              18.4
            SG&A expenses                    9.8              10.5
            Management fee                   0.5               0.5
            Amortization expense             0.2               0.3
            Restructuring charges            0.3                 -
            Operating income                 3.6               7.1

Three months ended March 31, 1999, compared to three months ended March 31, 1998:

Net Sales
---------
Net sales for the quarter increased $7.6 million, or 13%, from $57.1 million in 1998 to $64.7 million in 1999. The conveyor equipment segment accounted for $7.5 million of the increase. This increase is attributable to increases at the Company's Australian subsidiary of $6.3 million and increases at the Company's United Kingdom subsidiary of $2.2 million, offset by a decline in sales at the Company's domestic conveyor equipment businesses of $1.0 million. The increase in sales in Australia is attributable to completion of major projects not included in the comparable period for 1998. The increase in sales in the United Kingdom is primarily the result of the August 1998 acquisition of Huwood. The decline in sales at the Company's domestic conveyor equipment business is the result of capital spending reductions by certain key customers in the mining equipment business area.

Gross Profit
------------
Gross profit for the quarter decreased $1.2 million, or 11%, from $10.5 million in 1998 to $9.3 million in 1999. The conveyor equipment segment accounted for $1.1 million of the decrease. Gross profit at the Company's domestic conveyor equipment operations increased $0.6 million due to increased profit margins in the mining equipment business area. Gross profit at the Company's foreign conveyor equipment operations decreased $1.7 million, primarily due to lower margins on major contracts in Australia, a significant portion of which was due to customer directed schedule acceleration and increased construction costs on a large conveyor system. The Company's Australian subsidiary is currently in negotiations with its customer to recover the excess acceleration and construction costs.

SG&A Expenses
-------------
SG&A expenses for the quarter increased $0.3 million, or 5%, from $6.0 million in 1998 to $6.3 million in 1999. SG&A expenses at the Company's domestic conveyor equipment operations increased by $0.2 million and SG&A expenses at the Company's foreign conveyor equipment operations increased by $0.1 million.

Operating Income
----------------
Operating income for the quarter decreased $1.7 million, or 42%, from $4.0 million in 1998 to $2.3 million in 1999. The decrease is the result of the $1.2 million decrease in gross profit, the $0.3 million increase in SG&A expenses, and $0.2 million in restructuring charges incurred.

Restructuring Charges
---------------------
The Company incurred restructuring charges of approximately $191,000 in the first quarter of 1999 related to plans executed in 1998 to close a manufacturing facility in Australia and merge its operations with other existing facilities and to consolidate its facilities in the United Kingdom following the acquisition of Huwood. The charges consist primarily of severance and relocation costs. To date, the Company has incurred total restructuring charges of approximately $1,319,000 related to these plans. As of March 31, 1999, the Company has paid approximately $1,313,000 of these expenses. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost for relocation of approximately $108,000 will be incurred in the remainder of 1999. These costs will be expensed as incurred.

Backlog
-------
Backlog at March 31, 1999 was $36.4 million, a decrease of $10.4 million, or 22%, from $46.8 million at December 31, 1998. The decrease is primarily due to the completion of large contracts by the Australian subsidiary. Management believes that approximately 95% of the backlog will be shipped in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $4.1 million and $(0.7) million for the three months ending March 31, 1999 and 1998, respectively. Net cash provided by operating activities in 1999 resulted primarily from a net loss of $(1.1) million, offset by depreciation and amortization of $1.0 million and a decrease in operating assets and liabilities of $4.2 million. Net cash used in operating activities in 1998 resulted primarily from net income of $0.9 million, depreciation and amortization of $0.9 million, offset by an increase in operating assets and liabilities of $2.5 million.

Net cash used in investing activities was $0.6 million and $0.5 million for the three months ending March 31, 1999 and 1998, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $(2.5) million and $2.8 million for the three months ending March 31, 1999 and 1998, respectively. Net cash used in financing activities in 1999 represents a net decrease in borrowings on notes payable of $1.0 million, principal payments on long-term obligations of $0.3 million, and distributions of $1.2 million for the payment of income taxes. Net cash provided by financing activities in 1998 is the result of a net increase in borrowings on notes payable of $3.7 million and proceeds from long-term obligations of $0.1 million, offset by principal payments on long-term obligations of $0.3 million and distributions of $0.7 million for the payment of income taxes.

The Company's primary capital requirements consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet anticipated cash requirements. At March 31, 1999, the Company had cash and cash equivalents of $27.6 million and an unused credit facility line of $28.4 million.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The Company estimates that the weakening of the U.S. dollar versus other currencies, primarily the Australian dollar, resulted in increases to stockholder's equity of approximately $242,000 and $271,000 for the three months ended March 31, 1999 and 1998, respectively.

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

The costs for the Company's Year 2000 assessment, remediation, testing and implementation is estimated to be approximately $893,000, of which $614,000 has been expended through March 31, 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company's financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 31, 1999. The information disclosed has not changed materially in the interim period since December 31, 1998.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits: Exhibit 10.1(b), Amendment IV, dated as of December 31, 1998, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One Cleveland, NA, filed as Exhibit 10.1(a), is being filed herewith. For exhibits incorporated by reference, refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By:  /s/ Jimmy L. Dickinson
                                        -----------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ Lawrence Kukulski
                                        ----------------------
                                        Lawrence Kukulski

                                        Vice President - Finance and
                                        Administration (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  May 14, 1999

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

                                Index of Exhibits

  Exhibit
  Number     Description of Exhibit

    3.1      Certificate of Incorporation of Continental Global Group, Inc., as currently in effect           *

    3.2      By-Laws of Continental Global Group, Inc., as currently in effect                                *

    3.3      Certificate of Incorporation of Continental Conveyor & Equipment Company, as currently in        *
             effect

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

   10.1

    (a)      Revolving Credit Facility, dated as of September 14, 1992, as amended by Amendment I,            *
             II, and III, among Continental Conveyor & Equipment Company, Goodman Conveyor
             Company, and Bank One, Cleveland, NA

    (b)      Amendment IV, dated as of December 31, 1998, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman
             Conveyor Company, and Bank One, Cleveland, NA

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

    27       Financial Data Schedule (filed electronically only)


* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.

** Incorporated by reference from Form 8-K filed November 3, 1997, under the
   Securities Exchange Act of 1934.

                                 Exhibit 10.1(b)

                           FOURTH AMENDATORY AGREEMENT
                           ---------------------------
                                       TO
                                       --
                     CREDIT FACILITY AND SECURITY AGREEMENT
                     --------------------------------------


         THIS FOURTH AMENDATORY AGREEMENT TO CREDIT FACILITY AND SECURITY AGREEMENT (this "Fourth Amendatory Agreement"), effective as of December 31, 1998, is entered into by and among BANK ONE, NA, a national banking association organized and existing under the laws of the United States of America ("Lender"), with its principal place of business located at 600 Superior Avenue, Cleveland, Ohio 44114; CONTINENTAL CONVEYOR & EQUIPMENT COMPANY, a Delaware corporation ("Continental"), with its principal place of business and executive offices located at 438 Industrial Drive, P. O. Box 400, Winfield, Alabama 35594 (the "Continental Principal Place of Business"); and GOODMAN CONVEYOR COMPANY, a Delaware corporation ("Goodman"), with its principal place of business and executive offices located at U.S. Route 178 South, P. O. Box 866, Belton, South Carolina 29627 (the "Goodman Principal Business Location") (each of Continental and Goodman being sometimes referred to herein individually as a "Borrower" and collectively as the "Borrowers").

                              W I T N E S S E T H:
                              --------------------

         WHEREAS, pursuant to the terms of that certain Assumption and Modification Agreement by and between Borrowers and Lender dated as of March 7, 1997, the Borrowers assumed all of the Obligations of CONTINENTAL CONVEYOR & EQUIPMENT CO. L.P., a limited partnership organized and formerly existing under the laws of the State of Delaware, and GOODMAN CONVEYOR CO. L.P., a limited partnership organized and formerly existing under the laws of the State of Delaware (the "Original Borrowers"), under that certain Credit Facility and Security Agreement by and among the Original Borrowers and Lender dated as of September 14, 1992, as amended by a certain First Amendment to Credit Facility and Security Agreement executed on August 27, 1993, as further amended by a certain Second Amendatory Agreement dated as of October 5, 1994, as further amended by a certain Consolidated Amendment No. 1 to Credit Facility and Security Agreement dated as of July 28, 1995, as further amended by a certain Consolidated Amendment No. 2 to Credit Facility and Security Agreement dated as of December 13, 1996 and as further amended by a certain Third Amendatory Agreement to Credit Facility and Security Agreement by and among Borrowers and Lender dated as of March 28, 1997 (collectively, herein the "Loan Agreement," all terms defined in said Loan Agreement being used herein with the same meaning), pursuant to which the Lender has agreed to loan to the Borrowers up to a maximum aggregate sum of $30,000,000 on a revolving loan basis; which Revolving Loan is evidenced by a Note dated March 28, 1997, such Note being executed and delivered by the Borrowers to the Lender; and

         WHEREAS, the Borrowers and the Lender have agreed to amend the Loan Agreement to (i) modify certain provisions thereof with respect to the existence and effect of certain events of default and (ii) modify and replace certain financial covenants and definitions contained in the Loan Agreement.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Borrowers and the Lender agree as follows:

SECTION I.  AMENDMENT OF LOAN AGREEMENT
            ---------------------------

         A. The introductory paragraph to Section 2 of the Loan Agreement is, effective the date hereof, hereby amended and restated to read in its entirety as follows:

2.       LOANS AND ADVANCES
         ------------------

         Subject to the terms and conditions of this Agreement, and each of the other Credit Documents, and otherwise provided that no loan advances need be made by Lender if, at the date of any request for a loan advance hereunder by either Borrower, or as a result of such loan advance, an Event of Default, or event or condition which, with notice, lapse of time or both, would constitute and Event of Default, then exists, Lender will provide the credit facility described in this Section 2 for the account of Borrowers.

         B. Section 2.3 of the Loan Agreement is, effective the date hereof, hereby amended by the addition of a new Subsection 2.3(D) which shall read in its entirety as follows:

                  (D) AVAILABILITY. Lender shall not be obligated to make and Borrowers shall not be entitled to receive any loans under this Section
         2.3 at any time when Borrowers are not in full compliance with Section 8.1(Q) of this Loan Agreement and there shall not be full compliance by Borrower with respect to the operating income of Global, as defined in and in accordance with Section 8.1(T) of this Loan Agreement.

         C. Section 8.1(Q) of the Loan Agreement is, effective the date hereof, hereby amended and restated in its entirety to read as follows:

                  (Q) Maintain Debt Coverage (as defined herein) of not less than 1.50 to 1.00. "Debt Coverage" as used in this Section 8.1(Q) means, on a combined consolidated basis, the ratio of Borrowers' operating income (which shall be after deduction for any Management
         Fees) plus depreciation and amortization less Distributions (which for purposes of this Section 8.1(Q) shall include all interest on the Senior Notes and all income taxes paid or payable by the Borrowers or Global (as defined below)) to the amount of all principal and interest paid or payable by the Borrowers to Lender plus all Capital Expenditures not funded on a term basis at the date of calculation thereof. Debt Coverage shall be initially calculated quarterly commencing with the Borrowers' fiscal quarter ending March 31, 1999, subsequently for the two fiscal quarters ending June 30, 1999 and for the three fiscal quarters ending September 30, 1999, and commencing with the fiscal quarter ending December 31, 1999 and for all fiscal quarters thereafter, Debt Coverage shall be calculated quarterly based upon each Borrower's fiscal quarter-end financial statements for the preceding four fiscal quarters prepared in accordance with GAAP. Notwithstanding the foregoing, the Borrowers shall not be deemed to be in violation of their covenant under this Subsection at any time when there shall be no loans or advances to either Borrower outstanding under Section 2.3 of this Loan Agreement and failure to comply with this covenant during such time that no such loans or advances are outstanding shall not be deemed to be an Event of Default under Section
         11.1 of this Loan Agreement, provided, however, that the provisions of
         Section 2.3(D) shall apply so long as either Borrower is not in compliance with this covenant.

         D. Section 8.1(T) of the Loan Agreement is, effective the date hereof, hereby amended and restated in its entirety to read as follows:

            (T) Beginning with Global's (as defined below) fiscal quarter ending March 31, 1999, each Borrower shall cause Global's consolidated operating income (which shall be after deduction for any Management
         Fees) to be an amount equal to or greater than the sum of $14,600,000 plus any interest paid or payable by Borrowers under the Line of Credit, based upon Global's fiscal quarter-end financial statements for the four preceding fiscal quarters prepared in accordance with GAAP. Notwithstanding the foregoing, the Borrowers shall not be deemed to be in violation under this Subsection (T) at any time when there shall be no loans or advances to either Borrower outstanding under Section 2.3 of this Loan Agreement and failure to comply with this covenant during such time that no such loans or advances are outstanding shall not be deemed to be an Event of Default under Section 11.1 of this Loan Agreement, provided, however, that the provisions of Section 2.3(D) shall apply so long as there is not full compliance with this Subsection (T).

         E. Section 11.1 of the Loan Agreement is, effective the date hereof, hereby amended by the deletion in its entirety of Section 11.1(O) and as so amended is hereby amended and restricted in its entirety to read as follows:

            11.1 EVENTS OF DEFAULT. The occurrence of any one or more of the following events shall constitute an "Event of Default":

             (A) Failure by either Borrower to make payment of principal, interest or any other sum on any Note on the due date thereof, or failure to pay any other Obligation on the due date thereof or failure by either Borrower to remit or deposit funds as required by the terms of this Agreement.

             (B) Any warranty, representation, or other statement made or furnished to Lender by or on behalf of either Borrower, either General Partner of either Borrower, or any guarantor of the Obligations, if any, in this Agreement or in any of the other Credit Documents or in any instrument furnished in compliance with or in reference to this Agreement proves to have been false or inaccurate in any material respect when made or furnished and Lender has provided to each Borrower written notice specifying such falsity or inaccuracy and stating that such notice is a notice of default, such notice to be given in the manner set forth in Section 13.10 hereof.

             (C) Either Borrower, either General Partner of either Borrower, or any guarantor of the Obligations, if any, fails or neglects to perform, keep or observe in any material respect any other term, provision, condition, covenant, warranty or representation contained in this Agreement or in any of the other Credit Documents, which is required to be performed, kept or observed by either Borrower, either General Partner of either Borrower, or any such guarantor, if any, and such failure continues for a period of ten (10) days after there has been given to each Borrower, in the manner set forth in
         Section 13.10 hereof, a written notice by Lender specifying such failure or neglect and stating that such notice is a notice of default.

             (D) The occurrence of any default or event of default on the part of either Borrower (including specifically, but not limited to, due to nonpayment) under any Debt Instrument and the expiration of any applicable grace period and written notice specifying the same has been given by Lender to each Borrower in the manner set forth in Section
         13.10 hereof stating that such notice is a notice of default.

             (E) To the actual knowledge of either Borrower, any statement, report, financial statement, or certificate made or delivered by either Borrower, either General Partner of either Borrower, or any of their officers, employees or agents, to Lender is not true and correct in any material respect and written notice specifying the same has been given by Lender to each Borrower in the manner set forth in Section 13.10 hereof stating that such notice is a notice of default.

             (F) The loss, theft, substantial damage or destruction of any material portion of the Collateral to the extent not fully covered by insurance (as required by this Agreement and subject to such deductibles as Lender shall have agreed to in writing), or the sale, lease, encumbrance or other disposition of any of the collateral, except in all cases as may be specifically permitted by other provisions of this Agreement and written notice specifying the same has been given by Lender to each Borrower in the manner set forth in
         Section 13.10 hereof stating that such notice is a notice of default.

             (G) The dissolution, termination of existence, insolvency
         (failure to pay its debts as they mature in the ordinary course of business or where the fair saleable value of its assets is not in excess of its liabilities) or business failure of either Borrower, either General partner of either Borrower, or any guarantor of the Obligations, if any, or the appointment of a receiver, trustee, custodian or similar fiduciary for either Borrower, either General Partner or either Borrower, or any guarantor of the Obligations, if any, or any of their respective assets, or the assignment for the benefit of the creditors of either Borrower, either General partner of either Borrower, or any such guarantor, if any, or the making by either Borrower, either General Partner of either Borrower, or any such guarantor, if any, of any offer of settlement, extension or composition to its unsecured creditors generally.

             (H) The commencement of any proceedings under any Bankruptcy Laws by either Borrower, either General partner of either Borrower, or any guarantor of the Obligations, if any.

             (I) The commencement of any proceedings under any Bankruptcy Laws against either Borrower, either General Partner of either Borrower, or any guarantor of the Obligations, if any, to the extent such proceedings are not dismissed within sixty (60) days after the filing thereof.

             (J) Either Borrower ceases to conduct all or any material part of its business or is enjoined, restrained or in any way prevented by court, governmental or administrative order from conducting all or any material part of its business affairs.

             (K) The entry by a court of any judgment in excess of $50,000 requiring the payment of money against either Borrower, which judgment is not paid, discharged, stayed, vacated or set aside within thirty
         (30) days of its entry and written notice specifying the same has been given by Lender to each Borrower in the manner set forth in Section
         13.10 hereof stating that such notice is a notice of default.

             (L) Other than Permitted Liens, a notice of any Lien, levy, attachment or assessment is filed of record with respect to all or any of the Collateral by any Person, including, without limitation, the United States, any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, or if any taxes or assessments owing at any time or times hereafter becomes a Lien upon the Collateral or any other of either Borrower's assets and, except as otherwise permitted by Lender, the same is not effectively stayed, bonded or released within thirty (30) days after the same becomes a Lien, or in the case of ad valorem taxes, prior to the last date when payment may be made without penalty and written notice specifying the same has been given by Lender to each Borrower in the manner set forth in Section 13.10 hereof stating that such notice is a notice of default.

             (M) The revocation of any Guaranty, if any, of the obligations.

             (N) The default by CC&E Pty Limited on any loan agreement to which it is a party, including without limitation, its agreement to repay certain subordinated indebtedness in connection with the Acquisition and any attempt by sellers to invoke or attempt to invoke any of their rights under a certain guaranty agreement executed by Continental in conjunction with the Acquisition; provided, however, that no default shall be deemed to exist under this Section 11.1(N) so long as Continental is contesting in good faith any default or alleged default under the guaranty agreement and no judgment or lien attaches which is not vacated in sixty days.

             (O) The default by Continental Global Group, Inc. ("Global") in the payment of principal or interest on its Series A Senior Notes, due 2007 (the "Senior Notes") or on any other obligation under the Senior Notes or under the Senior Note Indenture pursuant to which the Notes were issued (the "Senior Note Obligations").

SECTION II.  REPRESENTATIONS AND WARRANTIES
             ------------------------------

         Each Borrower hereby represents and warrants as follows:

                  (1) As of this date, no Event of Default has occurred and is continuing and no event has occurred and is continuing that, with the giving of notice or passage of time or both, would be an Event of Default;

                  (2)      The representations and warranties set forth in
                           Section 7 of the Loan Agreement are true and correct as of this date; and

                  (3) Borrower is in compliance with all of the terms and provisions set forth in the Loan Agreement on and as of this date.

SECTION III.  CONDITIONS PRECEDENT
              --------------------

         Each Borrower understands and hereby agrees that the effectiveness of this Fourth Amendatory Agreement is subject to receipt by the Lender, on or prior to the date hereof, in form and substance satisfactory to the Lender and its counsel, of the following:

         (A) A Certificate, dated as of the date hereof, of the secretary of each Borrower certifying (1) that Borrower's Certificate of Incorporation and By-Laws have not been amended since the execution of the Loan Agreement (or certifying that true, correct and complete copies of any amendments are attached), (2) that copies of resolutions of the Board of Directors of such Borrower are attached with respect to the approval of this Fourth Amendatory Agreement and of the matters contemplated hereby and authorizing the execution, delivery and performance by such Borrower of this Fourth Amendatory Agreement and each other document to be delivered pursuant hereto, (3) as to the incumbency and signatures of the officers of such Borrower signing this Fourth Amendatory Agreement and each other document to be delivered pursuant hereto.

         (B) This Fourth Amendatory Agreement, duly executed by each Borrower.

         (C) Quit Claim Deeds from Original Borrowers to Borrowers and Amendments to Open-End Mortgages, each duly executed by the applicable Borrower.

         (D) Replacement Guaranty of Continental Global Group, Inc., to be executed and delivered in Cleveland, Ohio.

         (E) Such other documents as the Lender may request to implement this Fourth Amendatory Agreement and the transactions contemplated hereby.

         If Lender shall consummate the transactions contemplated hereby prior to the fulfillment of any of the conditions precedent set forth above, the consummation of such transactions shall constitute only an extension of time for the fulfillment of such conditions and not a waiver thereof.

SECTION IV.  ACKNOWLEDGMENTS CONCERNING OUTSTANDING LOANS
             --------------------------------------------

         Borrowers hereby acknowledge and agree that as of December 31, 1998 the current outstanding balance of the Revolving Loan ($0.00) and amounts owed pursuant to letters of credit and/or existing equipment leases, are owed to Lender without any offset, deduction, defense or counterclaim of any nature whatsoever.

SECTION V.  FEES AND EXPENSES
            -----------------

         Borrowers shall pay all out-of-pocket fees and expenses incurred by the Lender in connection with the preparation, negotiation, execution and delivery of this Fourth Amendatory Agreement, and all the other agreements, documents or certificates required or contemplated hereby, including, without limitation, legal fees and expenses of the Lender.

SECTION VI.  REFERENCES
             ----------

         On and after the effective date of this Fourth Amendatory Agreement , each reference in the Loan Agreement to "this Agreement", "hereunder", "hereof", or words of like import referring to the Loan Agreement, and in the Notes to the "Loan Agreement", "thereof", or words of like import referring to the Loan Agreement shall mean and refer to the Loan Agreement as amended hereby. The Loan Agreement, as amended by this Fourth Amendatory Agreement, is and shall continue to be in full force and effect and is hereby and in all respects ratified and confirmed. The execution, delivery and effectiveness of this Fourth Amendatory Agreement shall not operate as a waiver of any right, power or remedy of Lender under the Loan Agreement or constitute a waiver of any provision of the Loan Agreement except as specifically set forth herein. All references in the Loan Agreement to any definitions modified or replaced herein shall be deemed references to such definitions as so modified or replaced.

SECTION VII.  APPLICABLE LAW
              --------------

         This Fourth Amendatory Agreement shall be deemed to be a contract under the laws of the State of Ohio, and for all purposes shall be construed in accordance with the laws of the State of Ohio.

SECTION VIII.  COUNTERPARTS
               ------------

         This Fourth Amendatory Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any one of the parties hereto may execute this Fourth Amendatory Agreement by signing any such counterpart.

         IN WITNESS WHEREOF, the Borrowers and the Lender have caused this Fourth Amendatory Agreement to be executed by their duly authorized officers as of the date and year first above written.

                                    CONTINENTAL CONVEYOR & EQUIPMENT
                                         COMPANY
                                    ("Borrower")



                                    By________________________________
                                      Name:___________________________
                                      Title:__________________________


                                    GOODMAN CONVEYOR COMPANY
                                    ("Borrower")



                                    By________________________________
                                      Name:___________________________
                                      Title:__________________________


                                    BANK ONE, NA  ("Lender")


                                    By________________________________
                                      Name:___________________________
                                      Title:__________________________