Form 10-Q
period 1999-06-30
CONTINENTAL GLOBAL GROUP INC
filed 1999-08-13
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

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

As of July 31, 1999, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.


                                                                                                       Page
Part I     Financial Information                                                                      Number

           Item 1        Financial Statements (Unaudited)                                                1

                         Condensed Consolidated Balance Sheets
                         June 30, 1999 and December 31, 1998                                             2

                         Condensed Consolidated Statements of Income
                         Three Months and Six Months ended June 30, 1999 and 1998                        3

                         Condensed Consolidated Statements of Cash Flows
                         Six Months ended June 30, 1999 and 1998                                         4

                         Notes to Condensed Consolidated Financial Statements                         5-13

           Item 2        Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                       14-18

           Item 3        Quantitative and Qualitative Disclosures about Market Risk                     19

Part II    Other Information

           Item 6        Exhibits and Reports on Form 8-K                                               20

           Signatures                                                                                   21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                                   June 30         December 31
                                                                                     1999             1998
                                                                                 -------------    -------------
                                                                                  (Unaudited)       (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                     $  20,110,157    $  26,350,700
   Accounts receivable, net                                                         32,207,347       44,423,640
   Inventories                                                                      29,673,284       32,249,917
   Other current assets                                                              1,294,894        2,273,333
                                                                                 -------------    -------------
Total current assets                                                                83,285,682      105,297,590

Property, plant and equipment                                                       26,768,340       23,815,213
Less accumulated depreciation                                                        9,401,095        8,048,953
                                                                                 -------------    -------------
                                                                                    17,367,245       15,766,260

Goodwill, net                                                                       20,067,393       19,669,858
Deferred financing costs                                                             4,029,243        4,289,194
Other assets                                                                           790,959          734,389
                                                                                 -------------    -------------

                                                                                 $ 125,540,522    $ 145,757,291
                                                                                 =============    =============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                                 $   4,601,245    $   2,661,508
   Trade accounts payable                                                           24,736,324       40,522,707
   Accrued compensation and employee benefits                                        4,975,940        5,342,206
   Accrued interest on senior notes                                                  3,300,000        3,300,000
   Other accrued liabilities                                                         4,453,870        8,115,497
   Current maturities of long-term obligations                                       1,172,303        1,095,106
                                                                                 -------------    -------------
Total current liabilities                                                           43,239,682       61,037,024

Senior notes                                                                       120,000,000      120,000,000
Other long-term obligations, less current maturities                                 3,522,723        2,226,461

Stockholder's equity (deficit):
   Common stock, no par value, authorized 1,500 shares, issued and outstanding
     100 shares at stated value of $5 per share
                                                                                           500              500
   Paid-in capital                                                                   1,993,188        1,993,188
   Accumulated deficit                                                             (40,638,539)     (36,203,815)
   Accumulated other comprehensive loss                                             (2,577,032)      (3,296,067)
                                                                                 -------------    -------------
                                                                                   (41,221,883)     (37,506,194)
                                                                                 -------------    -------------

                                                                                 $ 125,540,522    $ 145,757,291
                                                                                 =============    =============



See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income



                                   Three months ended June 30         Six months ended June 30
                                      1999            1998             1999             1998
                                ------------------------------    ------------------------------
                                         (Unaudited)                       (Unaudited)

Net sales                       $  50,814,569    $  60,560,222    $ 115,534,373    $ 117,651,497
Cost of products sold              43,653,548       50,311,937       99,026,562       96,900,604
                                ------------------------------    ------------------------------
Gross profit                        7,161,021       10,248,285       16,507,811       20,750,893

Operating expenses:
   Selling and engineering          3,988,029        4,263,081        8,009,424        8,307,238
   General and administrative       2,474,602        2,246,292        4,791,118        4,220,601
   Management fee                     (98,176)         280,019          235,016          570,352
   Amortization expense               155,162          169,017          308,708          340,392
   Restructuring charges              253,518          295,436          444,988          295,436
                                ------------------------------    ------------------------------
Total operating expenses            6,773,135        7,253,845       13,789,254       13,734,019
                                ------------------------------    ------------------------------
Operating income                      387,886        2,994,440        2,718,557        7,016,874

Other expenses:
   Interest expense                 3,687,012        3,573,597        7,345,706        7,256,472
   Interest income                   (186,486)        (508,802)        (444,816)        (949,550)
   Miscellaneous, net                  46,590          118,904          109,034           95,015
                                ------------------------------    ------------------------------
Total other expenses                3,547,116        3,183,699        7,009,924        6,401,937
                                ------------------------------    ------------------------------
Income (loss) before foreign
   income taxes                    (3,159,230)        (189,259)      (4,291,367)         614,937
Foreign income tax benefit                 --          271,885               --          404,861
                                ------------------------------    ------------------------------

Net income (loss)               $  (3,159,230)   $      82,626    $  (4,291,367)   $   1,019,798
                                ==============================    ==============================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                               Six months ended June 30
                                                                 1999           1998
                                                            ----------------------------
                                                                    (Unaudited)

Operating activities:
   Net income (loss)                                        $ (4,291,367)   $  1,019,798
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Provision for depreciation and amortization               1,746,742       1,571,520
     Amortization of deferred financing costs                    259,951         259,953
     Gain on disposal of assets                                  (81,417)        (88,275)
     Changes in operating assets and liabilities              (3,217,973)     (9,177,491)
                                                            ------------    ------------
Net cash used in operating activities                         (5,584,064)     (6,414,495)
                                                            ------------    ------------

Investing activities:
   Purchases of property, plant, and equipment                (2,834,896)     (1,550,099)
   Proceeds from sale of property, plant, and equipment          237,744         141,600
                                                            ------------    ------------
Net cash used in investing activities                         (2,597,152)     (1,408,499)
                                                            ------------    ------------

Financing activities:
   Net increase in borrowings on notes payable                 1,995,266       5,562,017
   Proceeds from long-term obligations                         1,600,000         358,497
   Principal payments on long-term obligations                  (502,360)       (584,467)
   Distributions for income taxes                             (1,426,199)     (1,125,599)
                                                            ------------    ------------
Net cash provided by financing activities                      1,666,707       4,210,448
Effect of exchange rate changes on cash                          273,966        (307,289)
                                                            ------------    ------------
Decrease in cash and cash equivalents                         (6,240,543)     (3,919,835)
Cash and cash equivalents at beginning of period              26,350,700      30,882,733
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $ 20,110,157    $ 26,962,898
                                                            ============    ============


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999



A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1998, included in the Form 10-K filed by the Company on March 31, 1999.

B.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.    INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 61% and 58% of inventories at June 30, 1999 and December 31, 1998, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,101,000 and $2,103,000 at June 30, 1999 and December 31, 1998, respectively.

D.    FINANCING ARRANGEMENTS

During the second quarter of 1999, the Company's United States operations purchased a manufacturing facility previously leased in Colorado for $1,600,000. The purchase was financed through a term note bearing an interest rate of 7.445%.

In July 1999, the Company's Australian subsidiary renegotiated its revolving credit facility. The new agreement provides for a term loan of approximately $4.5 million (Australian dollars). These proceeds were used to pay the outstanding balance of the BCE seller notes and for working capital.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


E.    RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $445,000 in the first six months of 1999 related to plans executed in 1998 to close a manufacturing facility in Australia and merge its operations with other existing facilities and to consolidate its facilities in the United Kingdom following the acquisition of Huwood International (Huwood). The charges consist primarily of severance and relocation costs. To date, the Company has incurred and paid total restructuring charges of approximately $1,572,000 related to these plans. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost associated with the restructuring of approximately $315,000 will be incurred in the remainder of 1999. These costs will be expensed as incurred.

F.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six month periods ended June 30, 1999 and 1998 are as follows:


                                  Three months ended June 30     Six months ended June 30
                                     1999           1998           1999           1998
                                  -----------    -----------    -----------    -----------
Net income (loss)                 $(3,159,230)   $    82,626    $(4,291,367)   $ 1,019,798
Other comprehensive income:
   Foreign currency translation
     adjustment                       476,683       (954,582)       719,035       (683,701)
                                  -----------    -----------    -----------    -----------

Comprehensive income (loss)       $(2,682,547)   $  (871,956)   $(3,572,332)   $   336,097
                                  ===========    ===========    ===========    ===========

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

                                  June 30, 1999


H.    SEGMENT INFORMATION

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


                                          Three months ended June 30  Six months ended June 30
                                               1999        1998         1999         1998
                                          ----------------------------------------------------
                                               (in thousands)            (in thousands)
Net sales:
   Conveyor equipment                       $  42,072    $  50,596    $  97,420    $  98,435
   Mobile home products                         8,053        9,255       16,923       17,873
   Other                                          690          709        1,191        1,343
                                            ---------    ---------    ---------    ---------
Total net sales                             $  50,815    $  60,560    $ 115,534    $ 117,651
                                            =========    =========    =========    =========

Segment operating income:
   Conveyor equipment                       $     882    $   3,674    $   3,846    $   7,999
   Mobile home products                           (21)         257          113          422
   Other                                           (1)          54            6          129
                                            ---------    ---------    ---------    ---------
Total segment operating income                    860        3,985        3,965        8,550
   Management fee                                 (98)         280          235          570
   Amortization expense                           155          169          309          340
   Restructuring charges                          254          295          445          295
   Corporate expense                              161          247          257          328
                                            ---------    ---------    ---------    ---------
Total operating income                            388        2,994        2,719        7,017
   Interest expense                             3,687        3,574        7,346        7,256
   Interest income                               (187)        (509)        (445)        (949)
   Miscellaneous, net                              47          118          109           95
                                            ---------    ---------    ---------    ---------
Income (loss) before foreign income taxes   $  (3,159)   $    (189)   $  (4,291)   $     615
                                            =========    =========    =========    =========

                                       7

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


I.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

The Company's foreign subsidiaries are not guarantors of the Series B Senior Notes. Summarized consolidating balance sheets as of June 30, 1999 and December 31, 1998 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                 Combined      Combined
                                                 Guarantor   Non-Guarantor
                                   The Company  Subsidiaries  Subsidiaries    Eliminations   Total
                                   -----------  ------------ -------------    ------------ ---------
June 30, 1999:
Current assets:
   Cash and cash equivalents        $  19,054    $     975     $      81      $      --    $  20,110
   Accounts receivable, net               (15)      16,008        17,891         (1,676)      32,208
   Inventories                             --       23,586         6,087             --       29,673
   Other current assets                   105        1,232         3,644         (3,686)       1,295
                                    ---------    ---------     ---------      ---------    ---------
Total current assets                   19,144       41,801        27,703         (5,362)      83,286
Property, plant, and equipment,
   net                                     --        8,275         9,092             --       17,367
Goodwill, net                              --       11,765         8,302             --       20,067
Investment in subsidiaries             60,009       12,993         3,406        (76,408)          --
Deferred financing costs                4,029           --            --             --        4,029
Other assets                              167       14,755           566        (14,697)         791
                                    ---------    ---------     ---------      ---------    ---------
Total assets                        $  83,349    $  89,589     $  49,069      $ (96,467)   $ 125,540
                                    =========    =========     =========      =========    =========

Current liabilities:
   Notes payable                    $      --    $   1,523     $   3,078      $      --    $   4,601
   Trade accounts payable                 389        9,616        20,880         (6,149)      24,736
   Accrued compensation and
     employee benefits                     --        3,744         1,232             --        4,976
   Accrued interest                     3,300           --            --             --        3,300
   Other accrued liabilities              119        2,740         1,595             --        4,454
   Current maturities of long-
     term obligations                      --          192           980             --        1,172
                                    ---------    ---------     ---------      ---------    ---------
Total current liabilities               3,808       17,815        27,765         (6,149)      43,239
Series B Senior Notes                 120,000           --            --             --      120,000
Other long-term obligations                --        1,703        14,082        (12,262)       3,523
Stockholder's equity (deficit)        (40,459)      70,071         7,222        (78,056)     (41,222)
                                    ---------    ---------     ---------      ---------    ---------
Total liabilities and
   stockholder's equity (deficit)   $  83,349    $  89,589     $  49,069      $ (96,467)   $ 125,540
                                    =========    =========     =========      =========    =========


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                  Combined      Combined
                                                  Guarantor   Non-Guarantor
                                    The Company  Subsidiaries  Subsidiaries   Eliminations   Total
                                    -----------  ------------ --------------  ------------ ---------
December 31, 1998:
Current assets:
   Cash and cash equivalents        $  19,969    $     684     $   5,698      $      --    $  26,351
   Accounts receivable, net               292       20,556        25,593         (2,017)      44,424
   Inventories                             --       24,869         7,381             --       32,250
   Other current assets                    38        1,782         4,682         (4,229)       2,273
                                    ---------    ---------     ---------      ---------    ---------
Total current assets                   20,299       47,891        43,354         (6,246)     105,298
Property, plant, and equipment,
   net                                     --        6,109         9,657             --       15,766
Goodwill, net                              --       11,921         7,749             --       19,670
Investment in subsidiaries             58,709       11,892         2,697        (73,298)          --
Deferred financing costs                4,289           --            --             --        4,289
Other assets                              192       12,895           476        (12,829)         734
                                    ---------    ---------     ---------      ---------    ---------
Total assets                        $  83,489    $  90,708     $  63,933      $ (92,373)   $ 145,757
                                    =========    =========     =========      =========    =========

Current liabilities:
   Notes payable                    $      --    $     307     $   2,662      $    (307)   $   2,662
   Trade accounts payable                 409       13,079        30,971         (3,936)      40,523
   Accrued compensation and
     employee benefits                     --        4,128         1,214             --        5,342
   Accrued interest                     3,300           --            --             --        3,300
   Other accrued liabilities              171        4,675         3,297            (28)       8,115
   Current maturities of long-
     term obligations                      --          147           948             --        1,095
                                    ---------    ---------     ---------      ---------    ---------
Total current liabilities               3,880       22,336        39,092         (4,271)      61,037
Series B Senior Notes                 120,000           --            --             --      120,000
Other long-term obligations                --          194        14,062        (12,030)       2,226
Stockholder's equity (deficit)        (40,391)      68,178        10,779        (76,072)     (37,506)
                                    ---------    ---------     ---------      ---------    ---------
Total liabilities and
   stockholder's equity (deficit)   $  83,489    $  90,708     $  63,933      $ (92,373)   $ 145,757
                                    =========    =========     =========      =========    =========


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating income statements for the three months and six months ended June 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                  Combined      Combined
                                         The      Guarantor    Non-Guarantor
                                       Company   Subsidiaries   Subsidiaries  Eliminations    Total
                                      --------   ------------  -------------  ------------  --------
Three months ended June 30, 1999:
Net sales                             $     --      $ 35,400      $ 15,498      $    (83)   $ 50,815
Cost of products sold                       --        28,715        15,022           (83)     43,654
                                      --------      --------      --------      --------    --------
Gross profit                                --         6,685           476            --       7,161
Total operating expenses                   174         3,911         2,688            --       6,773
                                      --------      --------      --------      --------    --------
Operating income (loss)                   (174)        2,774        (2,212)           --         388
Interest expense                         3,445            90           152            --       3,687
Interest income                           (187)           --            --            --        (187)
Miscellaneous, net                          --            27            20            --          47
                                      --------      --------      --------      --------    --------
Income (loss) before foreign income
  taxes                                 (3,432)        2,657        (2,384)           --      (3,159)
Foreign income taxes                        --            --            --            --          --
                                      --------      --------      --------      --------    --------
Net income (loss)                     $ (3,432)     $  2,657      $ (2,384)     $     --    $ (3,159)
                                      ========      ========      ========      ========    ========



                                                  Combined      Combined
                                         The      Guarantor    Non-Guarantor
                                       Company   Subsidiaries   Subsidiaries  Eliminations    Total
                                      --------   ------------  -------------  ------------  --------
Three months ended June 30, 1998:
Net sales                             $     --      $ 43,901      $ 16,788      $   (129)   $ 60,560
Cost of products sold                       --        35,431        15,010          (129)     50,312
                                      --------      --------      --------      --------    --------
Gross profit                                --         8,470         1,778            --      10,248
Total operating expenses                   258         4,256         2,740            --       7,254
                                      --------      --------      --------      --------    --------
Operating income (loss)                   (258)        4,214          (962)           --       2,994
Interest expense                         3,445          (265)          394            --       3,574
Interest income                           (509)           --            --            --        (509)
Miscellaneous, net                         141            78          (101)           --         118
                                      --------      --------      --------      --------    --------
Income (loss) before foreign income
  taxes                                 (3,335)        4,401        (1,255)           --        (189)
Foreign income taxes                        --            --          (272)           --        (272)
                                      --------      --------      --------      --------    --------
Net income (loss)                     $ (3,335)     $  4,401      $   (983)     $     --    $     83
                                      ========      ========      ========      ========    ========


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)



                                                  Combined      Combined
                                         The      Guarantor    Non-Guarantor
                                       Company   Subsidiaries   Subsidiaries  Eliminations    Total
                                      --------   ------------  -------------  ------------  --------
Six months ended June 30, 1999:
Net sales                             $      --    $  77,330      $  38,401    $    (197)   $ 115,534
Cost of products sold                        --       61,609         37,614         (197)      99,026
                                      ---------    ---------      ---------    ---------    ---------
Gross profit                                 --       15,721            787           --       16,508
Total operating expenses                    278        8,223          5,288           --       13,789
                                      ---------    ---------      ---------    ---------    ---------
Operating income (loss)                    (278)       7,498         (4,501)          --        2,719
Interest expense                          6,887           29            430           --        7,346
Interest income                            (445)          --             --           --         (445)
Miscellaneous, net                           --           80             29           --          109
                                      ---------    ---------      ---------    ---------    ---------
Income (loss) before foreign income
  taxes                                  (6,720)       7,389         (4,960)          --       (4,291)
Foreign income taxes                         --           --             --           --           --
                                      =========    =========      =========    =========    =========
Net income (loss)                     $  (6,720)   $   7,389      $  (4,960)   $      --    $  (4,291)
                                      =========    =========      =========    =========    =========



                                                  Combined      Combined
                                         The      Guarantor    Non-Guarantor
                                       Company   Subsidiaries   Subsidiaries  Eliminations    Total
                                      --------   ------------  -------------  ------------  --------
Six months ended June 30, 1998:
Net sales                             $      --    $  87,003      $  31,150    $    (502)   $ 117,651
Cost of products sold                        --       70,068         27,334         (502)      96,900
                                      ---------    ---------      ---------    ---------    ---------
Gross profit                                 --       16,935          3,816           --       20,751
Total operating expenses                    351        8,297          5,086           --       13,734
                                      ---------    ---------      ---------    ---------    ---------
Operating income (loss)                    (351)       8,638         (1,270)          --        7,017
Interest expense                          6,889         (404)           771           --        7,256
Interest income                            (949)          --             --           --         (949)
Miscellaneous, net                           --          160            (65)          --           95
                                      ---------    ---------      ---------    ---------    ---------
Income (loss) before foreign income
  taxes                                  (6,291)       8,882         (1,976)          --          615
Foreign income taxes                         --           --           (405)          --         (405)
                                      =========    =========      =========    =========    =========
Net income (loss)                     $  (6,291)   $   8,882      $  (1,571)   $      --    $   1,020
                                      =========    =========      =========    =========    =========


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the six months ended June 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                      Combined      Combined
                                             The      Guarantor   Non-Guarantor
                                           Company   Subsidiaries  Subsidiaries  Eliminations    Total
                                           --------  ------------ -------------  ------------  --------
Six months ended June 30, 1999:
Net cash provided by (used in)
   operating activities                   $ (6,215)   $  9,931       $ (7,013)     $ (2,287)   $ (5,584)

Investing activities:
   Purchases of property, plant, and
     equipment                                  --      (2,767)           (68)           --      (2,835)
   Proceeds from sale of property,
     plant, and equipment                       --          23            215            --         238
   Investment in subsidiaries               (1,300)         --          1,300            --          --
                                          --------    --------       --------      --------    --------
Net cash provided by (used in)
   investing activities                     (1,300)     (2,744)         1,447            --      (2,597)
                                          --------    --------       --------      --------    --------

Financing activities:
   Net increase in borrowings on notes
     payable                                    --       1,216            472           307       1,995
   Proceeds from long-term
     obligations                                --       1,600             --            --       1,600
   Principal payments on long-term
     obligations                                --         (47)          (455)           --        (502)
   Distributions for income taxes               --      (1,426)            --            --      (1,426)
   Distributions for interest on senior
     notes                                   6,600      (6,600)            --            --          --
   Intercompany loan activity                   --      (1,639)          (322)        1,961          --
                                          --------    --------       --------      --------    --------
Net cash provided by (used in)
   financing activities                      6,600      (6,896)          (305)        2,268       1,667
Effect of exchange rate changes on
   cash                                         --          --            254            19         273
                                          --------    --------       --------      --------    --------
Increase (decrease) in cash and cash
   equivalents                                (915)        291         (5,617)           --       (6241)
Cash and cash equivalents at
   beginning of period                      19,969         684          5,698            --      26,351
                                          ========    ========       ========      ========    ========
Cash and cash equivalents at end of
   period                                 $ 19,054    $    975       $     81      $     --    $ 20,110
                                          ========    ========       ========      ========    ========


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1999


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                      Combined      Combined
                                             The      Guarantor   Non-Guarantor
                                           Company   Subsidiaries  Subsidiaries  Eliminations    Total
                                           --------  ------------ -------------  ------------  --------
Six months ended June 30, 1998:
Net cash provided by (used in)
   operating activities                   $ (8,476)   $  4,149      $ (4,681)     $  2,594     $ (6,414)

Investing activities:
   Purchases of property, plant, and
     equipment                                  --        (508)       (1,042)           --       (1,550)
   Proceeds from sale of property,
     plant, and equipment                       --           5           136            --          141
                                          --------    --------      --------      --------     --------
Net cash used in investing
   activities                                   --        (503)         (906)           --       (1,409)
                                          --------    --------      --------      --------     --------

Financing activities:
   Net increase in borrowings on notes
     payable                                    --       2,493         5,562        (2,493)       5,562
   Proceeds from long-term
     obligations                                --          --           358            --          358
   Principal payments on long-term
     obligations                                --         (58)         (526)           --         (584)
   Distributions for income taxes             (124)     (1,002)           --            --       (1,126)
   Distributions for interest on senior
     notes                                   6,575      (6,575)           --            --           --
                                          --------    --------      --------      --------     --------
Net cash provided by (used in)
   financing activities                      6,451      (5,142)        5,394        (2,493)       4,210
Effect of exchange rate changes on
   cash                                         --          --          (206)         (101)        (307)
                                          --------    --------      --------      --------     --------
Decrease in cash and cash                   (2,025)     (1,496)         (399)           --       (3,920)
   equivalents
Cash and cash equivalents at
   beginning of period                      28,073       2,322           488            --       30,883
                                          ========    ========      ========      ========     ========
Cash and cash equivalents at end of
   period                                 $ 26,048    $    826      $     89      $     --     $ 26,963
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

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three and six month periods ended June 30, 1999 and 1998.


                                           Three months ended        Six months ended
                                                June 30                   June 30
                                          ---------------------------------------------
                                           1999         1998         1999          1998

        Net sales                         100.0%       100.0%       100.0%       100.0%
        Cost of products sold              85.9         83.1         85.7         82.4
        Gross profit                       14.1         16.9         14.3         17.6
        SG&A expenses                      12.7         10.7         11.1         10.6
        Management fee                     (0.2)         0.5          0.2          0.5
        Amortization expense                0.3          0.3          0.3          0.3
        Restructuring charges               0.5          0.5          0.4          0.2
        Operating income                    0.8          4.9          2.3          6.0


Three months ended June 30, 1999, compared to three months ended June 30, 1998:

Net Sales
---------
Net sales for the quarter decreased by $9.7 million, or 16%, from $60.5 million in 1998 to $50.8 million in 1999. Net sales in the conveyor equipment segment decreased by $8.5 million and net sales in the mobile home products segment decreased by $1.2 million. The decrease in the conveyor equipment segment primarily resulted from a decrease in domestic conveyor sales of $7.2 million and a decrease in net sales at the Australian subsidiary of $4.1 million, partially offset by an increase in net sales at the United Kingdom subsidiary of $2.7 million. The decrease in domestic conveyor sales is the result of reduced capital purchases in the coal industry. The decrease in sales in Australia is due to the completion of major projects in the first quarter of 1999 that started in the second quarter of 1998. The increase in sales in the United Kingdom is primarily the result of the

August 1998 acquisition of Huwood. The decrease in sales in the mobile home products segment is attributable to softness in the regional mobile home market.

Gross Profit
------------
Gross profit for the quarter decreased by $3.0 million, or 29%, from $10.2 million in 1998 to $7.2 million in 1999. Gross profit in the conveyor equipment segment accounted for $2.7 million of the decrease and gross profit in the mobile home products segment decreased by $0.3 million. Gross profit in the Company's domestic conveyor equipment operations decreased $1.4 million primarily due to decreased sales volume caused by reduced capital purchases in the coal industry. Gross profit in the Company's foreign conveyor equipment operations decreased $1.3 million primarily due to additional cost increases on major contracts in Australia and lower margins on engineered conveyor systems in the United Kingdom subsidiary. The decrease in the mobile home products segment was due to reduced volume.

SG&A Expenses
-------------
SG&A expenses for the quarter decreased by less than 1% from 1998 to 1999 and were approximately $6.5 million in both years.

Operating Income
----------------
Operating income for the quarter decreased by $2.5 million, or 86%, from $2.9 million in 1998 to $0.4 million in 1999. The decrease is the result of the $3.0 million decrease in gross profit offset by a decrease in management fees of $0.3 million and a decrease in restructuring charges of $0.2 million.

Six months ended June 30, 1999, compared to six months ended June 30, 1998:

Net Sales
---------
Net sales for the six month period decreased by $2.1 million, or 2%, from $117.6 million in 1998 to $115.5 million in 1999. Net sales in the domestic conveyor equipment business decreased by $8.3 million while net sales in the foreign conveyor equipment business increased by $7.3 million. Net sales in the mobile home products segment decreased by $0.9 million. The remaining decrease of $0.2 million is due to decreases in the other segment. The decrease in domestic conveyor sales is the result of reduced capital purchases in the coal industry. The increase in foreign conveyor business is due to sales increases of $2.3 million in Australia and $5.0 million in the United Kingdom. The increase in the United Kingdom is primarily the result of the August 1998 acquisition of Huwood. The decrease in the mobile home products segment was caused by softness in the regional mobile home market.

Gross Profit
------------
Gross profit for the six month period decreased by $4.2 million, or 20%, from $20.7 million in 1998 to $16.5 million in 1999. Gross profit in the conveyor equipment segment decreased by $3.8 million and gross profit in the mobile home products segment and other segment decreased $0.3 million and $0.1 million, respectively. Gross profit in the Company's domestic conveyor equipment operations decreased $0.8 million primarily due to decreased sales volume caused by reduced capital purchases in the coal industry. Gross profit in the Company's foreign conveyor equipment operations decreased $3.0 million primarily due to lower margins on major contracts in Australia.

SG&A Expenses
-------------
SG&A expenses for the six month period increased by $0.3 million, or 2%, from $12.5 million in 1998 to $12.8 million in 1999. The increase occurred in the conveyor equipment segment and is primarily the result of increased engineering expenses in the domestic conveyor business and increased general and administrative expenses in the foreign conveyor business.

Operating Income
----------------
Operating income for the six month period decreased by $4.3 million, or 61%, from $7.0 million in 1998 to $2.7 million in 1999. The decrease is the result of the $4.2 million decrease in gross profit, the $0.3 million increase in SG&A expenses, and a $0.1 million increase in restructuring charges, offset by a decrease in management fees of $0.3 million. The decrease in management fees is attributable to lower operating income.

Restructuring Charges
---------------------
The Company incurred restructuring charges of approximately $0.4 million in the first six months of 1999 related to plans executed in 1998 to close a manufacturing facility in Australia and merge its operations with other existing facilities and to consolidate its facilities in the United Kingdom following the acquisition of Huwood. The charges consist primarily of severance and relocation costs. To date, the Company has incurred and paid total restructuring charges of approximately $1.6 million related to these plans. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost associated with the restructuring of approximately $0.3 million will be incurred in the remainder of 1999. These costs will be expensed as incurred.

Backlog
-------
Backlog at June 30, 1999 was $32.0 million, a decrease of $4.4 million, or 12%, from $36.4 million at March 31, 1999. The decrease is primarily due to reduced domestic backlog due to reduced capital purchases in the coal industry. Management believes that approximately 95% of the backlog will be shipped in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.6 million and $6.4 million for the six months ending June 30, 1999 and 1998, respectively. Net cash used in operating activities in 1999 is attributable to a net loss of $4.3 million and a net increase in operating assets of $3.2 million, offset by depreciation and amortization of $2.0 million. Net cash used in operating activities in 1998 resulted primarily from net income of $1.0 million, increased by depreciation and amortization of $1.8 million, offset by a net increase in operating assets of $9.2 million.

Net cash used in investing activities was $2.6 million and $1.4 million for the six months ending June 30, 1999 and 1998, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years. The net purchases of property, plant, and equipment in 1999 include the purchase of a manufacturing facility at the Company's operations in Colorado for $1.6 million. This facility was previously leased.

Net cash provided by financing activities was $1.7 million and $4.2 million for the six months ending June 30, 1999 and 1998, respectively. Net cash provided by financing activities in 1999 represents a net increase in borrowings on notes payable of $2.0 million and proceeds from long-term obligations of $1.6 million, offset by principal payments on long-term obligations of $0.5 million and distributions of $1.4 million for the payment of income taxes. The proceeds from long-term obligations of $1.6 million were used for the purchase of the manufacturing facility in Colorado. Net cash provided by financing activities in 1998 is the result of a net increase in borrowings on notes payable of $5.6 million and proceeds from long-term obligations of $0.3 million, offset by principal payments on long-term obligations of $0.6 million and distributions of $1.1 million for the payment of income taxes.

The Company's primary capital requirements consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet anticipated cash requirements. At June 30, 1999, the Company had cash and cash equivalents of $20.1 million and a credit facility line with $22.4 million available.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The Company estimates that the fluctuation of the U.S. dollar versus other currencies, primarily the Australian dollar and the British pound, resulted in increases (decreases) to stockholder's equity of approximately $719,000 and $(684,000) for the six months ended June 30, 1999 and 1998, respectively.

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

To date, the Company has completed the assessment and remediation phases and is substantially complete with the testing and implementation phases. The Company expects to complete its Year 2000 activities within a timeframe that will enable its material information systems to function without significant disruption in Year 2000.

The costs for the Company's Year 2000 assessment, remediation, testing and implementation is estimated to be approximately $913,000, of which $730,000 has been expended through June 30, 1999.

The Company performed an evaluation of all domestic and international suppliers to identify mission critical vendors. These vendors have been contacted and have submitted written assurances that their operations will be prepared for the millennium change and will provide an uninterrupted supply of components and services. As a contingency plan to ensure an uninterrupted supply of components, the Company has multiple suppliers for all critical components. The Company currently has no other contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion each month in the third quarter of 1999 and determine whether such a plan is necessary.

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

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 CONTINENTAL GLOBAL GROUP, INC.

                 By: /s/ Jimmy L. Dickinson
                     ----------------------
                     Jimmy L. Dickinson

                     Vice President and Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                 CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                 By: /s/ Jimmy L. Dickinson
                     ----------------------
                     Jimmy L. Dickinson

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


Date: August 13, 1999

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

  Exhibit
  Number     Description of Exhibit

    3.1      Certificate of Incorporation of Continental Global Group, Inc., as    *
             currently in effect

    3.2      By-Laws of Continental Global Group, Inc., as currently in effect     *

    3.3      Certificate of Incorporation of Continental Conveyor & Equipment      *
             Company, as currently in effect

    3.4      By-Laws of Continental Conveyor & Equipment Company, as currently     *
             in effect

    3.5      Certificate of Incorporation of Goodman Conveyor Company, as          *
             currently in effect

    3.6      By-Laws of Goodman Conveyor Company, as currently in effect           *

    4.1      Indenture, dated as of April 1, 1997, among Continental Global        *
             Group, Inc., Continental Conveyor & Equipment Company, Goodman
             Conveyor Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes)

   10.1

    (a)      Revolving Credit Facility, dated as of September 14, 1992, as         *
             amended by Amendment I, II, and III, among Continental Conveyor &
             Equipment Company, Goodman Conveyor Company, and Bank One,
             Cleveland, NA

    (b)      Amendment IV, dated as of December 31, 1998, to the Revolving        ***
             Credit Facility, dated as of September 14, 1992, among
             Continental Conveyor & Equipment Company, Goodman Conveyor
             Company, and Bank One, Cleveland, NA

    (c)      Letter of Amendment, dated as of July 26, 1999, to the Revolving
             Credit Facility, dated as of September 14, 1992, among Continental
             Conveyor & Equipment Company, Goodman Conveyor Company, and Bank
             One, Cleveland, NA

   10.2      Share Sale Agreement dated as of November 8, 1996, as amended by      *
             First and Second Supplementary Deeds, among Continental Pty. Ltd.
             and various Australian sellers, relating to the BCE acquisition

   10.3      Asset Purchase Agreement, dated as of March 3, 1997, among            *
             Continental Conveyor & Equipment Company, Process Technology
             Holdings, Inc., and W.S. Tyler Incorporated, relating to the
             Hewitt-Robins acquisition

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

    27       Financial Data Schedule (filed electronically only)


* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.

** Incorporated by reference from Form 8-K filed November 3, 1997, under the Securities Exchange Act of 1934.

*** Incorporated by reference from Form 10-Q filed May 14, 1999, under the
    Securities Exchange Act of 1934.