Form 10-Q
period 1999-09-30
CONTINENTAL GLOBAL GROUP INC
filed 1999-11-12
CIK 1039785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

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

As of October 31, 1999, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.


                                                                          Page
Part I    Financial Information                                          Number

          Item 1    Financial Statements (Unaudited)                          1

                    Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998                  2

                    Condensed Consolidated Statements of Income
                    Three Months and Nine Months ended
                    September 30, 1999 and 1998                               3

                    Condensed Consolidated Statements of Cash Flows
                    Nine Months ended September 30, 1999 and 1998             4

                    Notes to Condensed Consolidated Financial
                    Statements                                             5-13

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         14-18

          Item 3    Quantitative and Qualitative Disclosures
                    about Market Risk                                        19

Part II   Other Information

          Item 6    Exhibits and Reports on Form 8-K                         20

          Signatures                                                         21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                       September 30          December 31
                                                                           1999                 1998
                                                                     --------------------------------------
                                                                        (Unaudited)           (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                           $    23,681,816      $    26,350,700
   Accounts receivable, net                                                 33,888,070           44,423,640
   Inventories                                                              27,501,067           32,249,917
   Other current assets                                                      2,700,880            2,273,333
                                                                     --------------------------------------
Total current assets                                                        87,771,833          105,297,590

Property, plant and equipment                                               27,389,871           23,815,213
Less accumulated depreciation                                                9,987,557            8,048,953
                                                                     --------------------------------------
                                                                            17,402,314           15,766,260

Goodwill, net                                                               19,739,068           19,669,858
Deferred financing costs                                                     3,899,267            4,289,194
Other assets                                                                   762,822              734,389
                                                                     --------------------------------------

                                                                       $   129,575,304      $   145,757,291
                                                                     ======================================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                       $     9,611,862      $     2,661,508
   Trade accounts payable                                                   20,962,520           40,522,707
   Accrued compensation and employee benefits                                5,176,837            5,342,206
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Other accrued liabilities                                                 4,958,268            8,115,497
   Current maturities of long-term obligations                               3,202,508            1,095,106
                                                                     --------------------------------------
Total current liabilities                                                   50,511,995           61,037,024

Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,929,772            2,226,461

Stockholder's equity (deficit):
   Common stock, no par value, authorized 1,500 shares,
     issued and outstanding 100 shares at stated value
     of $5 per share                                                               500                  500
   Paid-in capital                                                           1,993,188            1,993,188
   Accumulated deficit                                                     (43,138,267)         (36,203,815)
   Accumulated other comprehensive loss                                     (2,721,884)          (3,296,067)
                                                                     --------------------------------------
                                                                           (43,866,463)         (37,506,194)
                                                                     --------------------------------------

                                                                       $   129,575,304      $   145,757,291
                                                                     ======================================
See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income



                                             Three months ended                    Nine months ended
                                                September 30                          September 30
                                           1999             1998                 1999             1998
                                     ---------------------------------     ---------------------------------
                                                (Unaudited)                           (Unaudited)

Net sales                               $ 46,710,752      $ 56,150,528       $ 162,245,125     $ 173,802,025
Cost of products sold                     39,338,980        46,662,822         138,365,542       143,563,426
                                     ---------------------------------     ---------------------------------
Gross profit                               7,371,772         9,487,706          23,879,583        30,238,599

Operating expenses:
   Selling and engineering                 3,478,933         4,173,852          11,488,357        12,481,090
   General and administrative              2,218,236         2,088,160           7,009,354         6,308,761
   Management fee                            100,733           299,186             335,749           869,538
   Amortization expense                      155,581           168,491             464,289           508,883
   Restructuring charges                     375,908           298,752             820,896           594,188
                                     ---------------------------------     ---------------------------------
Total operating expenses                   6,329,391         7,028,441          20,118,645        20,762,460
                                     ---------------------------------     ---------------------------------
Operating income                           1,042,381         2,459,265           3,760,938         9,476,139

Other expenses:
   Interest expense                        3,941,012         3,707,252          11,286,718        10,963,724
   Interest income                          (225,833)         (370,876)           (670,649)       (1,320,426)
   Miscellaneous, net                       (164,823)           57,023             (55,789)          152,038
                                     ---------------------------------     ---------------------------------
Total other expenses                       3,550,356         3,393,399          10,560,280         9,795,336
                                     ---------------------------------     ---------------------------------
Loss before foreign income taxes          (2,507,975)         (934,134)         (6,799,342)         (319,197)
Foreign income tax benefit                         -          (316,212)                  -          (721,073)
                                     ---------------------------------     ---------------------------------

Net income (loss)                      $  (2,507,975)    $    (617,922)      $  (6,799,342)    $     401,876
                                     =================================     =================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                         Nine months ended September 30
                                                                            1999                   1998
                                                                    ---------------------------------------
                                                                                   (Unaudited)
Operating activities:
   Net income (loss)                                                   $   (6,799,342)       $      401,876
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision for depreciation and amortization                            2,618,288             2,500,224
     Amortization of deferred financing costs                                 389,927               389,928
     Gain on disposal of assets                                              (149,036)              (68,072)
     Changes in operating assets and liabilities                           (3,820,884)           (1,751,406)
                                                                    ---------------------------------------
Net cash provided by (used in) operating activities                        (7,761,047)            1,472,550
                                                                    ---------------------------------------

Investing activities:
   Purchases of property, plant, and equipment                             (3,677,215)           (2,364,113)
   Proceeds from sale of property, plant, and equipment                       369,007               124,462
   Purchase of Huwood                                                               -            (3,689,729)
                                                                    ---------------------------------------
Net cash used in investing activities                                      (3,308,208)           (5,929,380)
                                                                    ---------------------------------------

Financing activities:
   Net increase in borrowings on notes payable                              6,974,313             5,550,288
   Proceeds from long-term obligations                                      5,321,346               345,085
   Principal payments on long-term obligations                             (2,707,433)             (910,747)
   Distributions for income taxes                                          (1,426,193)           (1,442,765)
                                                                    ---------------------------------------
Net cash provided by financing activities                                   8,162,033             3,541,861
Effect of exchange rate changes on cash                                       238,338              (423,519)
                                                                    ---------------------------------------
Decrease in cash and cash equivalents                                      (2,668,884)           (1,338,488)
Cash and cash equivalents at beginning of period                           26,350,700            30,882,733
                                                                    ---------------------------------------

Cash and cash equivalents at end of period                             $   23,681,816        $   29,544,245
                                                                    =======================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999



A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1998, included in the Form 10-K filed by the Company on March 31, 1999.

B.   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 65% and 58% of inventories at September 30, 1999 and December 31, 1998, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,101,000 and $2,103,000 at September 30, 1999 and December 31, 1998, respectively.

D.   FINANCING ARRANGEMENTS

During the second quarter of 1999, the Company's United States operations purchased a manufacturing facility previously leased in Colorado for $1,600,000. The purchase was financed through a term note bearing an interest rate of 7.445%.

In July 1999, the Company's Australian subsidiary renegotiated its revolving credit facility. The new agreement provides for a term loan of approximately $4.5 million (Australian dollars). These proceeds were used to pay the outstanding balance of the BCE seller notes for approximately $3.0 million (Australian dollars) and the balance for working capital.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999


E.   RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $821,000 in the first nine months of 1999 related to plans executed in 1998 to close a manufacturing facility in Australia and merge its operations with other existing facilities and to consolidate its facilities in the United Kingdom following the acquisition of Huwood International (Huwood). The charges consist primarily of severance and relocation costs. To date, the Company has incurred and paid total restructuring charges of approximately $1,948,000 related to these plans. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost associated with the restructuring of approximately $460,000 will be incurred in the remainder of 1999. These costs will be expensed as incurred.

F.   COMPREHENSIVE LOSS

The components of comprehensive loss for the three and nine month periods ended September 30, 1999 and 1998 are as follows:


                                             Three months ended                   Nine months ended
                                                 September 30                        September 30

                                           1999               1998               1999               1998
                                        ------------------------------        ------------------------------
Net income (loss)                       $ (2,507,975)     $   (617,922)       $ (6,799,342)    $     401,876
Other comprehensive income:
   Foreign currency translation
     adjustment                             (144,852)         (384,116)            574,183        (1,067,817)
                                        ------------------------------        ------------------------------

Comprehensive loss                      $ (2,652,827)     $ (1,002,038)       $ (6,225,159)     $   (665,941)
                                        ==============================        ==============================

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

                               September 30, 1999


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


                                                       Three months ended                Nine months ended
                                                          September 30                     September 30
                                                      1999            1998             1999             1998
                                                -----------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $  39,299       $  45,885       $  136,720       $  144,321
   Mobile home products                                   6,864           9,355           23,786           27,228
   Other                                                    548             911            1,739            2,253
                                                -----------------------------------------------------------------
Total net sales                                       $  46,711       $  56,151       $  162,245       $  173,802
                                                =================================================================

Segment operating income:
   Conveyor equipment                                 $   1,749       $   2,843       $    5,595       $   10,841
   Mobile home products                                      24             389              137              812
   Other                                                     28              84               34              213
                                                -----------------------------------------------------------------
Total segment operating income                            1,801           3,316            5,766           11,866
   Management fee                                           101             299              336              870
   Amortization expense                                     156             168              464              509
   Restructuring charges                                    376             299              821              594
   Corporate expense                                        126              91              384              417
                                                -----------------------------------------------------------------
Total operating income                                    1,042           2,459            3,761            9,476
   Interest expense                                       3,941           3,707           11,287           10,963
   Interest income                                         (226)           (371)            (671)          (1,320)
   Miscellaneous, net                                      (165)             57              (56)             152
                                                -----------------------------------------------------------------
Loss before foreign income taxes                      $  (2,508)      $    (934)      $   (6,799)      $     (319)
                                                =================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999



I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Effective September 23, 1999, the Company's domestic subsidiaries, Continental Conveyor & Equipment Company (CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the $120 million Series B Senior Notes. Prior to this date, CCE and GCC were the only guarantors of the Series B Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Series B Senior Notes. The 1999 operations and cash flows of the Company's guarantor Australian subsidiaries are included in the "Combined Guarantor Subsidiaries" column in the following consolidating financial statements.

Summarized consolidating balance sheets as of September 30, 1999 and December 31, 1998 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                 Combined        Combined
                                      The        Guarantor     Non-Guarantor
                                    Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -----------------------------------------------------------------------------
September 30, 1999:
Current assets:
   Cash and cash equivalents       $  22,474     $     1,010     $       198     $         -     $   23,682
   Accounts receivable, net              (15)         28,422           5,473               8         33,888
   Inventories                             -          24,232           3,269               -         27,501
   Other current assets                   69           1,730             902               -          2,701
                              -------------------------------------------------------------------------------
Total current assets                  22,528          55,394           9,842               8         87,772
Property, plant, and
   equipment, net                          -          11,823           5,579               -         17,402
Goodwill, net                              -          18,819             920               -         19,739
Investment in subsidiaries            60,009          19,724               -         (79,733)             -
Deferred financing costs               3,899               -               -               -          3,899
Other assets                             154            (414)          1,039             (16)           763
                              -------------------------------------------------------------------------------
Total assets                       $  86,590     $   105,346     $    17,380     $   (79,741)    $  129,575
                              ===============================================================================

Current liabilities:
   Notes payable                   $       -     $     7,143     $     2,469   $           -     $    9,612
   Trade accounts payable                389          15,215           5,366              (7)        20,963
   Accrued compensation and
     employee benefits                     -           4,501             676               -          5,177
   Accrued interest                    6,600               -               -               -          6,600
   Other accrued liabilities             171           3,874             914              (1)         4,958
   Current maturities of
     long-term obligations                 -           3,202               -               -          3,202
                              -------------------------------------------------------------------------------
Total current liabilities              7,160          33,935           9,425              (8)        50,512
Series B Senior Notes                120,000               -               -               -        120,000
Other long-term obligations                -           2,762             167               -          2,929
Stockholder's equity
  (deficit)                          (40,570)         68,649           7,788         (79,733)       (43,866)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity            $  86,590      $  105,346     $    17,380     $   (79,741)    $  129,575
   (deficit)                  ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999


I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                 Combined        Combined
                                      The        Guarantor     Non-Guarantor
                                    Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
December 31, 1998:
Current assets:
   Cash and cash equivalents       $  19,969      $      684     $     5,698       $       -     $   26,351
   Accounts receivable, net              292          20,556          25,593          (2,017)        44,424
   Inventories                             -          24,869           7,381               -         32,250
   Other current assets                   38           1,782           4,682          (4,229)         2,273
                              -------------------------------------------------------------------------------
Total current assets                  20,299          47,891          43,354          (6,246)       105,298
Property, plant, and
   equipment, net                          -           6,109           9,657               -         15,766
Goodwill, net                              -          11,921           7,749               -         19,670
Investment in subsidiaries            58,709          11,892           2,697         (73,298)             -
Deferred financing costs               4,289               -               -               -          4,289
Other assets                             192          12,895             476         (12,829)           734
                              -------------------------------------------------------------------------------
Total assets                       $  83,489      $   90,708     $    63,933       $ (92,373)    $  145,757
                              ===============================================================================

Current liabilities:
   Notes payable                   $       -      $      307     $     2,662       $    (307)    $    2,662
   Trade accounts payable                409          13,079          30,971          (3,936)        40,523
   Accrued compensation and
     employee benefits                     -           4,128           1,214               -          5,342
   Accrued interest                    3,300               -               -               -          3,300
   Other accrued liabilities             171           4,675           3,297             (28)         8,115
   Current maturities of
     long-term obligations                 -             147             948               -          1,095
                              -------------------------------------------------------------------------------
Total current liabilities              3,880          22,336          39,092          (4,271)        61,037
Series B Senior Notes                120,000               -               -               -        120,000
Other long-term obligations                -             194          14,062         (12,030)         2,226
Stockholder's equity
  (deficit)                          (40,391)         68,178          10,779         (76,072)       (37,506)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity            $  83,489      $  90,708      $    63,933       $ (92,373)    $  145,757
   (deficit)                  ===============================================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999



I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating income statements for the three months and nine months ended September 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined        Combined
                                               The        Guarantor     Non-Guarantor
                                             Company     Subsidiaries    Subsidiaries   Eliminations     Total
                                          -----------------------------------------------------------------------
Three months ended September 30, 1999:
Net sales                                 $          -   $     40,638    $      6,073    $        -   $    46,711
Cost of products sold                                -         33,867           5,472             -        39,339
                                          -----------------------------------------------------------------------
Gross profit                                                    6,771             601             -         7,372
Total operating expenses                           144          4,960           1,226             -         6,330
                                          -----------------------------------------------------------------------
Operating income (loss)                           (144)         1,811            (625)            -         1,042
Interest expense                                 3,441            458              42             -         3,941
Interest income                                   (226)             -               -             -          (226)
Miscellaneous, net                                   -           (147)            (18)            -          (165)
                                          -----------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                        (3,359)         1,500            (649)            -        (2,508)
Foreign income taxes                                 -              -               -             -             -
                                          -----------------------------------------------------------------------
Net income (loss)                         $     (3,359)  $      1,500    $       (649)   $        -   $    (2,508)
                                          =======================================================================


                                                           Combined        Combined
                                              The          Guarantor     Non-Guarantor
                                            Company      Subsidiaries    Subsidiaries   Eliminations     Total
                                          -----------------------------------------------------------------------
Three months ended September 30, 1998:
Net sales                                 $          -   $     40,188    $     16,320    $     (357)  $    56,151
Cost of products sold                                -         32,233          14,787          (357)       46,663
                                          -----------------------------------------------------------------------
Gross profit                                         -          7,955           1,533             -         9,488
Total operating expenses                           103          4,133           2,793             -         7,029
                                          -----------------------------------------------------------------------
Operating income (loss)                           (103)        3,822          (1,260)             -         2,459
Interest expense                                 3,444          (120)            383              -         3,707
Interest income                                   (371)            -               -              -          (371)
Miscellaneous, net                                   -            53               4              -            57
                                          -----------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                        (3,176)        3,889          (1,647)             -          (934)
Foreign income taxes                                 -             -            (316)             -          (316)
                                          -----------------------------------------------------------------------
Net income (loss)                         $     (3,176)  $     3,889     $    (1,331)    $        -   $      (618)
                                          =======================================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999



I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                          Combined        Combined
                                              The        Guarantor     Non-Guarantor
                                            Company     Subsidiaries    Subsidiaries   Eliminations     Total
                                          ----------------------------------------------------------------------
Nine months ended September 30, 1999:
Net sales                                  $         -   $   143,562     $    18,683   $         -   $   162,245
Cost of products sold                                -       121,451          16,914             -       138,365
                                          ----------------------------------------------------------------------
Gross profit                                         -        22,111           1,769             -        23,880
Total operating expenses                           422        16,073           3,624             -        20,119
                                          ----------------------------------------------------------------------
Operating income (loss)                           (422)        6,038          (1,855)            -         3,761
Interest expense                                10,328           828             131             -        11,287
Interest income                                   (671)            -               -             -          (671)
Miscellaneous, net                                   -           (52)             (4)            -           (56)
                                          ----------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                       (10,079)         5,262          (1,982)           -        (6,799)
Foreign income taxes                                 -             -               -             -             -
                                          ----------------------------------------------------------------------
Net income (loss)                          $  (10,079)  $      5,262     $    (1,982)  $         -   $    (6,799)
                                          ======================================================================



                                                          Combined        Combined
                                              The        Guarantor     Non-Guarantor
                                            Company     Subsidiaries    Subsidiaries   Eliminations     Total
                                          ----------------------------------------------------------------------
Nine months ended September 30, 1998:
Net sales                                  $         -   $   127,191     $    47,470   $      (859)  $   173,802
Cost of products sold                                -       102,301          42,121          (859)      143,563
                                          ----------------------------------------------------------------------
Gross profit                                         -        24,890           5,349             -        30,239
Total operating expenses                           454        12,430           7,879             -        20,763
                                          ----------------------------------------------------------------------
Operating income (loss)                           (454)       12,460          (2,530)            -         9,476
Interest expense                                10,333          (524)          1,154             -        10,963
Interest income                                 (1,320)            -               -             -        (1,320)
Miscellaneous, net                                   -           213             (61)            -           152
                                          ----------------------------------------------------------------------
Income (loss) before foreign income
   taxes                                        (9,467)       12,771          (3,623)            -          (319)
Foreign income taxes                                 -                          (721)            -          (721)
                                          ----------------------------------------------------------------------
Net income (loss)                         $     (9,467)  $    12,771     $    (2,902)  $         -   $       402
                                          ======================================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999



I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the nine months ended September 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined        Combined
                                              The       Guarantor      Non-Guarantor
                                            Company    Subsidiaries     Subsidiaries   Eliminations    Total
                                         ---------------------------------------------------------------------
Nine months ended September 30, 1999:
Net cash provided by (used in)
   operating activities                    $  (6,095)     $    626         $(1,642)      $  (650)    $  (7,761)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (3,457)           (220)            -        (3,677)
   Proceeds from sale of property,
     plant, and equipment                          -            39             330             -           369
   Investment in subsidiaries                 (1,300)        1,300               -             -             -
                                         ---------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                       (1,300)       (2,118)            110             -        (3,308)
                                         ---------------------------------------------------------------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         6,830            (163)          307         6,974
   Proceeds from long-term obligations             -         5,321               -             -         5,321
   Principal payments on long-term
     obligations                                   -        (2,672)            (35)            -        (2,707)
   Distributions for income taxes                  -        (1,426)              -             -        (1,426)
   Distributions for interest on
     senior notes                              9,900        (9,900)              -             -             -
   Intercompany loan activity                      -        (2,918)          2,568           350             -
                                         ---------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                        9,900        (4,765)          2,370           657         8,162
Effect of exchange rate changes on cash            -           291             (46)           (7)          238
                                         ---------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                 2,505        (5,966)            792             -        (2,669)
Cash and cash equivalents at beginning
   of period                                  19,969         6,976            (594)            -        26,351
                                         ---------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                  $  22,474      $  1,010         $   198       $     -     $  23,682
                                         =====================================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999



I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                        Combined       Combined
                                              The       Guarantor    Non-Guarantor
                                            Company    Subsidiaries   Subsidiaries   Eliminations      Total
                                         ---------------------------------------------------------------------
Nine months ended September 30, 1998:
Net cash provided by (used in)
   operating activities                  $    (7,339)   $   10,500     $    (3,443)   $    1,755     $   1,473

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (784)         (1,580)            -        (2,364)
   Proceeds from sale of property,
     plant, and equipment                          -            21             103             -           124
   Purchase of Huwood                              -             -          (3,690)            -        (3,690)
   Investment in Subsidiaries                 (3,690)            -           3,690             -             -
                                         ---------------------------------------------------------------------
Net cash used in investing activities         (3,690)         (763)         (1,477)            -        (5,930)
                                         ---------------------------------------------------------------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         1,707           5,550        (1,707)        5,550
   Proceeds from long-term obligations             -             -             345             -           345
   Principal payments on long-term
     obligations                                   -          (144)           (839)           73          (910)
   Distributions for income taxes               (178)       (1,265)              -             -        (1,443)
   Distributions for interest on
     senior notes                              9,900        (9,900)              -             -             -
                                         ---------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                        9,722        (9,602)          5,056        (1,634)        3,542
Effect of exchange rate changes on cash            -             -            (303)         (121)         (424)
                                         ---------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                (1,307)           135           (167)             -       (1,339)
Cash and cash equivalents at beginning
   of period                                  28,073         2,322             488              -       30,883
                                         ---------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                $    26,766    $    2,457     $       321    $        -    $   29,544
                                         =====================================================================


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

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three month and nine month periods ended September 30, 1999 and 1998.

                                    Three months ended         Nine months ended
                                       September 30               September 30
                                   ----------------------------------------------
                                   1999          1998         1999         1998
Net sales                          100.0%        100.0%       100.0%       100.0%
Cost of products sold               84.2         83.1          85.3         82.6
Gross profit                        15.8         16.9          14.7         17.4
SG&A expenses                       12.2         11.2          11.4         10.8
Management fee                       0.2          0.5           0.2          0.5
Amortization expense                 0.3          0.3           0.3          0.3
Restructuring charges                0.9          0.5           0.5          0.3
Operating income                     2.2          4.4           2.3          5.5


THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

NET SALES
Net sales for the quarter decreased by $9.4 million, or 17%, from $56.1 million in 1998 to $46.7 million in 1999. Net sales in the conveyor equipment segment decreased by $6.6 million. The decrease in the conveyor equipment segment primarily resulted from a decrease in domestic conveyor equipment sales of $5.1 million and a decrease in sales at the Australian subsidiary of $3.2 million, partially offset by increased sales in the United Kingdom and South African subsidiaries of $1.7 million. The decrease in domestic conveyor sales is the result of reduced capital purchases in the coal industry, that the Company believes were significantly related to excessive coal inventory levels. The sales decrease in Australia is due to the completion of major projects in the first quarter of 1999 that started in the second quarter of 1998. Net sales in the Company's mobile home products segment and other segment decreased by $2.5 million and $0.3 million, respectively. The decrease in the mobile home products segment is attributable to regional softness in the mobile home market.

GROSS PROFIT
Gross profit for the quarter decreased by $2.1 million, or 22%, from $9.5 million in 1998 to $7.4 million in 1999.The conveyor equipment segment accounted for $1.6 million of this decrease. While gross profit margins as a percentage of sales in the Company's domestic conveyor equipment operations remained unchanged, gross profit decreased by $1.2 million due to decreased sales volume caused by the reduced capital purchases in the coal industry. Gross profit in the foreign conveyor equipment operations decreased by $0.4 million, primarily in the Australian operation due to lower sales volume and competitive market conditions. Gross profit in the Company's mobile home products segment and other segment decreased by $0.4 million and $0.1 million, respectively.

SG&A EXPENSES
SG&A expenses for the quarter decreased by $0.6 million, or 9%, from $6.3 million in 1998 to $5.7 million in 1999. This decrease is the result of the favorable impact of the restructuring initiatives in the foreign subsidiaries combined with the reduction in domestic manpower in the third quarter.

OPERATING INCOME
Operating income for the quarter decreased by $1.4 million, or 58%, from $2.4 million in 1998 to $1.0 million in 1999. The decrease is the result of the decrease in gross profit of $2.1 million, offset by reduced SG&A expenses of $0.6 million, a decrease in management fees of $0.2 million, and an increase in restructuring charges of $0.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

NET SALES
Net sales for the nine-month period decreased by $11.6 million, or 7%, from $173.8 million in 1998 to $162.2 million in 1999. Sales in the Company's domestic conveyor equipment segment decreased by $13.4 million, offset by an increase in sales in the foreign conveyor equipment business of $5.8 million. The decrease in the domestic conveyor sales is the result of reduced capital purchases in the coal industry. The increase in the foreign conveyor equipment segment is primarily the result of the August 1998 acquisition of Huwood. Sales in the Company's mobile home products segment decreased by $3.5 million due to regional softness in the mobile home market. The remaining decrease of $0.5 million occurred in the Company's other segment.

GROSS PROFIT
Gross profit for the nine-month period decreased by $6.3 million, or 21%, from $30.2 million in 1998 to $23.9 million in 1999. Gross profit in the conveyor equipment segment decreased by $5.4 million and gross profit in the mobile home products segment and other segment decreased by $0.7 million and $0.2 million, respectively. While gross profit margins as a percentage of sales in the Company's domestic conveyor equipment operations showed a small improvement, gross profit decreased by $1.9 million primarily due to decreased sales volume caused by reduced capital purchases in the coal industry. Gross profit in the foreign conveyor equipment operations declined by $3.5 million primarily due to lower margins resulting from subcontract cost overruns on major fixed-price Australian contracts in the first and second quarters of 1999.

SG&A EXPENSES
SG&A expenses for the nine-month period decreased by $0.3 million, or 2%, from $18.8 million in 1998 to $18.5 million in 1999. This decrease is the result of the favorable impact of the restructuring initiatives in the foreign subsidiaries combined with the reduction in domestic manpower in the third quarter.

OPERATING INCOME
Operating income for the nine-month period decreased by $5.7 million, or 60%, from $9.5 million in 1998 to $3.8 million in 1999. This decrease is the result of the $6.3 million decrease in gross profit, offset by the $0.3 million decrease in SG&A expenses, a $0.5 million decrease in management fees, and a $0.2 million increase in restructuring charges. In accordance with the Company's Management Agreement, the decrease in management fees is due to lower operating income.

RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $0.8 million in the first nine months of 1999 related to plans executed in 1998 to close a manufacturing facility in Australia and merge its operations with other existing facilities and to consolidate its facilities in the United Kingdom following the acquisition of Huwood. The charges consist primarily of severance and relocation costs. To date, the Company has incurred and paid total restructuring charges of approximately $1.9 million related to these plans. In addition to the severance and relocation costs expensed to date, the Company anticipates that an additional cost associated with the restructuring of approximately $0.5 million will be incurred in the remainder of 1999. These costs will be expensed as incurred.

BACKLOG
Backlog at September 30, 1999 was $49.1 million, an increase of $17.1 million, or 53%, from $32.0 million at June 30, 1999. The Company's domestic backlog increased $20.6 million primarily due to significant orders from a major customer. This increase was offset by a reduction in the foreign backlog of $3.5 million. Management believes that approximately 65% of the backlog will be shipped in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $(7.8) million and $1.5 million for the nine months ending September 30, 1999 and 1998, respectively. Net cash used in operating activities in 1999 is attributable to a net loss of $6.8 million, a net increase in operating assets of $3.8 million, and a gain on disposal of assets of $0.2 million, offset by depreciation and amortization of $3.0 million. Net cash used in operating activities in 1998 resulted primarily from net income of $0.4 million, increased by depreciation and amortization of $2.9 million, offset by a net increase in operating assets of $1.8 million.

Net cash used in investing activities was $3.3 million and $5.9 million for the nine months ending September 30, 1999 and 1998, respectively. Net cash used in investing activities in 1999 represents net purchases of property, plant, and equipment. These purchases include the purchase of a manufacturing facility at the Company's operations in Colorado for $1.6 million. This facility was previously leased. Net cash used in investing activities in 1998 represents net purchases of property, plant, and equipment of $2.2 million and the purchase of Huwood for $3.7 million.

Net cash provided by financing activities was $8.2 million and $3.5 million for the nine months ending September 30, 1999 and 1998, respectively. Net cash provided by financing activities in 1999 represents a net increase in borrowings on notes payable of $7.0 million and proceeds from long-term obligations of $5.3 million, offset by principal payments on long-term obligations of $2.7 million and distributions of $1.4 million for the payment of income taxes. The proceeds from long-term obligations include $1.6 million which was used for the purchase of the manufacturing facility in Colorado. Net cash provided by financing activities in 1998 is the result of a net increase in borrowings on notes payable of $5.5 million and proceeds from long-term obligations of $0.3 million, offset by principal payments on long-term obligations of $0.9 million and distributions of $1.4 million for the payment of income taxes.

The Company's primary capital requirements consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet anticipated cash requirements. At September 30, 1999, the Company had cash and cash equivalents of $23.7 million and a credit facility line with $18.5 million available.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The Company estimates that the fluctuation of the U.S. dollar versus other currencies, primarily the Australian dollar and the British pound, resulted in increases (decreases) to stockholder's equity of approximately $575,000 and $(1,068,000) for the nine months ended September 30, 1999 and 1998, respectively.

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

The Company has been addressing the Year 2000 issue since mid-1997. A company-wide taskforce was assembled to review all systems to determine whether each system is Year 2000 compliant. The Company has utilized both internal and external resources to identify, correct or reprogram, and test systems for the Year 2000 compliance. The plan to resolve the problems involved four phases: assessment, remediation, testing and implementation. In addressing the four phases, the Company has reviewed its computer hardware and software; reviewed its manufacturing operations for any embedded chips or software that could affect production; reviewed the various manufactured products to determine potential Year 2000 problems; and surveyed third party vendors to determine Year 2000 compliance.

To date, the Company has completed the assessment and remediation phases and is substantially complete with the testing and implementation phases. The Company expects to complete its Year 2000 activities within a timeframe that will enable its material information systems to function without significant disruption in Year 2000.

The costs for the Company's Year 2000 assessment, remediation, testing and implementation is estimated to be approximately $1.1 million, of which $0.9 million has been expended through September 30, 1999.

The Company performed an evaluation of domestic and international suppliers to identify mission critical vendors. These vendors have been contacted and have submitted written assurances that their operations will be prepared for the millennium change and will provide an uninterrupted supply of components and services. As a contingency plan to ensure an uninterrupted supply of components, the Company has multiple suppliers for all critical components. The Company currently has no other contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion each month in the fourth quarter of 1999 and determine whether such a plan is necessary.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's Series B Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                              Fair
                                                                                              Value,
(dollars in thousands)        1999    2000     2001     2002     2003   Thereafter    Total   9/30/99
-----------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate               $ -     $ -      $ -      $ -      $ -    $ 120,000   $ 120,000   $ 72,000
     Average interest rate    11%     11%      11%      11%      11%         11%


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

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONTINENTAL GLOBAL GROUP, INC.

                               By: /s/ Jimmy L. Dickinson
                                   ------------------------
                                   Jimmy L. Dickinson

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

                                   Vice President - Finance (As duly
                                   authorized representative and as
                                   Principal Financial and Accounting
                                   Officer)


                               GOODMAN CONVEYOR COMPANY

                               By: /s/ Lawrence Kukulski
                                   ---------------------
                                   Lawrence Kukulski

                                   Vice President - Finance and
                                   Administration (As duly authorized
                                   representative and as Principal
                                   Financial and Accounting Officer)


Date:  November 12, 1999

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

Exhibit
Number         Description of Exhibit

  3.1          Certificate of Incorporation of Continental Global Group,             *
               Inc., as currently in effect

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

  (b)          Amendment IV, dated as of December 31, 1998, to the Revolving
               Credit Facility, dated as of September 14, 1992, among
               Continental Conveyor & Equipment Company, Goodman Conveyor
               Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(b) to the Company's Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.)

  (c)          Letter of Amendment, dated as of July 26, 1999, to the Revolving
               Credit Facility, dated as of September 14, 1992, among
               Continental Conveyor & Equipment Company, Goodman Conveyor
               Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(c) to the Company's Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.)

  (d) Letter of Amendment, dated as of November 4, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among
               Continental Conveyor & Equipment Company, Goodman Conveyor
               Company, and Bank One, Cleveland, NA.

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

  10.4         Management Agreement, dated as of April 1, 1997, between                *
               Continental Global Group, Inc. and Nesco, Inc.

  10.5         Tax Payment Agreement, dated as of April 1, 1997, among                 *
               Continental Global Group, Inc., Continental Conveyor &
               Equipment Company, Goodman Conveyor Company, and NES Group, Inc.

  10.6         World Wide Purchase and Sale Agreement dated as of October 17,
               1997, by and among Continental Conveyor International Inc., Joy
               Technologies, Inc., and certain affiliates of Joy Technologies
               Inc. (The "Purchase Agreement"). (All exhibits to the Purchase
               Agreement have been omitted, and Registrant will furnish supplementally to the Commission, upon request, a copy of any omitted exhibit.) (Filed as Exhibit 2.0 to Form 8-K filed
               November 3, 1997, and is incorporated herein by reference.)

  27           Financial Data Schedule (filed electronically only)

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.