Form 10-K405
period 1999-12-31
CONTINENTAL GLOBAL GROUP INC
filed 2000-03-30
CIK 1039785

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ______________________


                          Commission File No. 333-27665


                         CONTINENTAL GLOBAL GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                       31-1506889
   -------------------------------                        -------------------
   (State or other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)


                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company           Delaware           34-1603197
Goodman Conveyor Company                           Delaware           34-1603196


  Continental Global       Continental Conveyor
      Group, Inc.           & Equipment Company      Goodman Conveyor Company
 438 Industrial Drive      438 Industrial Drive           Route 178 South
Winfield, Alabama 35594   Winfield, Alabama 35594   Belton, South Carolina 29627
    (205) 487-6492             (205) 487-6492            (864) 338-7793


    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 15, 2000, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                         CONTINENTAL GLOBAL GROUP, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 Item                                                                      Page
Number                                                                    Number
                                     PART I

   1      Business                                                           1
   2      Properties                                                         4
   3      Legal Proceedings                                                  5
   4      Submission of Matters to a Vote of Security Holders                5

                                     PART II
   5      Market for Registrant's Common Stock and Related
               Stockholder Matters                                           5
   6      Selected Financial Data                                            6
   7      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     7
   7A     Quantitative and Qualitative Disclosures about Market Risk        12
   8      Financial Statements and Supplementary Data                       13
   9      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     39

                                    PART III
  10      Directors and Executive Officers of the Registrant                39
  11      Executive Compensation                                            41
  12      Security Ownership of Certain Beneficial Owners and Management    42
  13      Certain Relationships and Related Transactions                    42

                                     PART IV
  14      Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                     44
          Signatures                                                        45
          Index of Exhibits                                                 46

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

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and mobile home products. The conveyor equipment business, which comprised approximately 84.6%, 84.9%, and 83.4% of net sales for 1999, 1998, and 1997, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's mobile home products business, which comprised approximately 14.3%, 14.0%, and 15.5% of net sales for 1999, 1998, and 1997, respectively, manufactures and/or refurbishes axle components for the mobile home industry. As part of this segment, the Company also sells mounted tires and rims to the mobile home industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

Approximately 69.2% or $146.5 million of the Company's 1999 net sales were produced in the United States, 18.5% or $39.2 million in Australia, and 12.3% or $26.0 million in other countries.

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

For the year ended December 31, 1999, sales to the Company's largest customer, A.T. Massey Group, constituted approximately 11.6% of the Company's total net sales. Sales to A.T. Massey Group were to 22 different mining properties in the United States. Net sales to the Company's top five conveyor equipment customers represented approximately 21.6% of the Company's total net sales for 1999. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

For the year ended December 31, 1998, sales to A.T. Massey Group constituted approximately 13.0% of the Company's total net sales and sales to MIM Holdings were approximately 12.2% of the Company's total net sales. For the year ended December 31, 1997, sales to A.T. Massey Group constituted approximately 13.1% of the Company's total net sales.

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


BACKLOG

Backlog at December 31, 1999, was $29.7 million, a decrease of $17.1 million, or 37% from $46.8 million at December 31, 1998. The decrease is primarily attributable to a $16.6 million reduction in backlog at the Company's Australian operations. The Company expects to ship in excess of 95% of the backlogs in 2000.


EMPLOYEES

As of December 31, 1999, the Company had approximately 1,260 employees, approximately 830 of whom were located in the United States. Approximately 180 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a four year collective bargaining agreement that expires in 2002. Approximately 140 of the production employees at the Company's United Kingdom and South African facilities are covered by a collective bargaining agreement that expires in 2000. Approximately 50 of the Company's production employees in Australia are covered by a collective bargaining arrangement expiring in 2001. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.


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

ITEM 2. PROPERTIES

The Company conducts its operations through the following primary facilities:

                               APPROXIMATE
                                 SQUARE       PRINCIPAL                OWNED/
LOCATION                         FOOTAGE      FUNCTION                 LEASED

UNITED STATES:
   Winfield, Alabama             220,000      Headquarters,            Owned
                                                 manufacturing
   Belton, South Carolina        191,000      Administration,          Owned
                                                 manufacturing
   Salyersville, Kentucky        111,000      Manufacturing            Owned
   Pueblo, Colorado               75,600      Manufacturing            Owned
   Eatonton, Georgia              22,000      Administration,          Leased(1)
                                                 manufacturing

AUSTRALIA:
   Gosford, New South Wales        8,765      Administration,          Leased(2)
                                                 engineering,
                                                 and sales
   Somersby, New South Wales      42,000      Manufacturing            Owned
   MacKay, Queensland             32,000      Manufacturing, and       Leased(3)
                                                 installation
                                                 support
   Minto,  New South Wales        22,173      Manufacturing            Owned

ENGLAND
   Gateshead, UK                 234,810      Administration,          Leased(4)
                                                 engineering,
                                                 sales, and
                                                 manufacturing

SOUTH AFRICA
   Alrode, South Africa           24,456      Administration,          Leased(5)
                                                 manufacturing

-----------

(1) Expires in October 2003. The Company holds an option to buy such property at the end of the lease term.
(2) Expires in April 2000. The Company will move to Somersby upon expiration.
(3) Current lease is month to month and the Company is looking for smaller premises.
(4) Expires in August 2003 with option to renew for additional five years with option to purchase at market value.
(5) Expires in May 2000. The Company is negotiating extension of lease.


In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Revolving Credit Facility. In addition, the Company's owned facilities in Australia are subject to mortgage securing payment of indebtedness under the Australian Revolving Credit Facility. See Note E, "Financing Arrangements," to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1999, NES Group, Inc., the Company's sole stockholder, by written consent, re-elected all members of the Company's Board of Directors.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a direct wholly-owned subsidiary of NES Group, Inc. There is no established public trading market for the Company's common stock. As of March 15, 2000, the Company had one stockholder. The Company paid no dividends in 1999 or 1998. See Note E, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 1999. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.


                                       1999       1998 (1)     1997 (2)       1996         1995
                                     ------------------------------------------------------------
                                                                 (Data in 000's)
INCOME STATEMENT DATA:
Net sales                            $211,720     $252,072     $213,517     $143,524     $153,231
Gross profit                           31,764       42,936       43,112       28,808       28,283
Operating income                        5,316       14,331       20,013       12,037       14,422
Interest expense                       15,225       14,658       12,308        2,889        2,506
Net income (loss)                      (8,728)       1,175        7,838        9,872(3)    11,785

OTHER DATA:
Depreciation and amortization           3,550        3,393        2,708        1,012          894
Operating cash flows                  (12,261)       8,592       10,176        9,873       10,550
EBITDA (4)                             10,240       18,912       22,868       12,841       15,185
Ratio of earnings to fixed
     charges (5)                           --         1.08         1.64         3.69         4.96

BALANCE SHEET DATA:
Cash and cash equivalents              18,300       26,351       30,883        1,022          295
Total assets                          122,903      145,757      129,725       46,499       46,195
Long-term debt, including
   current portion                    126,028      123,322      129,870       14,143       16,837
Stockholder's equity (deficit)        (45,878)     (37,506)     (35,973)       1,994       (3,862)

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

(5) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the year ended December 31, 1999, by $8,728.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 1999, 1998, and 1997.

                                                    Year ended December 31
                                                --------------------------------
                                                1999          1998         1997
Net sales                                       100.0%       100.0%       100.0%
Cost of products sold                            85.0         83.0         79.8
Gross profit                                     15.0         17.0         20.2
SG&A expenses                                    11.5         10.2          9.7
Management fee                                    0.2          0.4          0.8
Amortization expense                              0.3          0.3          0.3
Restructuring charge                              0.5          0.4           --
Operating income                                  2.5          5.7          9.4


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales
---------

Net sales decreased $40.4 million, or 16%, from $252.1 million in 1998 to $211.7 million in 1999. Net sales in the conveyor equipment segment decreased by $34.9 million. The decrease in the conveyor equipment segment primarily resulted from a decrease in domestic conveyor equipment sales of $16.3 million and a decrease in sales at the Australian subsidiary of $21.9 million, partially offset by increased sales in the United Kingdom and South African subsidiaries of $3.3 million. The decrease in domestic conveyor sales is the result of reduced capital purchases in the U.S. coal industry that the Company believes were significantly related to excessive coal inventory levels. The sales decrease in Australia is due to the completion of major projects in the first quarter of 1999 that started in the second quarter of 1998. The Company believes that the increase in sales in the United Kingdom is primarily attributable to the impact of the acquisition of Huwood. Net sales in the Company's mobile home products segment and other segment decreased by $4.9 million and $0.6 million, respectively. The decrease in the mobile home products segment is attributable to regional softness in the mobile home market.


Gross Profit
------------

Gross profit decreased $11.1 million, or 26%, from $42.9 million in 1998 to $31.8 million in 1999. Gross profit in the conveyor equipment segment decreased by $10.1 million and gross profit in the mobile home products segment and other segment decreased by $0.8 million and $0.2 million, respectively. While gross profit margins as a percentage of sales in the Company's domestic conveyor equipment operations showed a small improvement, gross profit decreased by $3.0 million primarily due to decreased sales volume caused by reduced capital purchases in the U.S. coal industry. Gross profit in the foreign conveyor equipment operations declined by $7.1 million, primarily in the Australian operation, in part due to lower sales volume and competitive market conditions, and primarily due to lower margins resulting from subcontract cost overruns on major fixed-price contracts in 1999.

SG&A Expenses
-------------

Selling, general, and administrative expenses decreased $1.6 million, or 6%, from $25.9 million in 1998 to $24.3 million in 1999. This decrease is the result of the favorable impact of the restructuring initiatives in the foreign subsidiaries combined with a reduction in domestic manpower that occurred in the third quarter of 1999.


Operating Income
----------------

Operating income decreased $9.0 million, or 63%, from $14.3 million in 1998 to $5.3 million in 1999. The decrease is the result of the $11.1 million decrease in gross profit, offset by the $1.6 million decrease in SG&A expenses and a $0.5 million decrease in management fees. Management fees are calculated as 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization, and miscellaneous expense or income) under the terms of the Management Agreement with Nesco, Inc.

Restructuring Charges
---------------------

The Company incurred restructuring charges of approximately $1,106,000 and $1,127,000 in 1999 and 1998, respectively, related to its Australian and United Kingdom subsidiaries. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 210 employees and relocation costs. As of December 31, 1999, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,151,000 of the charges incurred to date. The Company anticipates that an additional cost for relocation of $129,000 will be incurred in 2000. These costs will be expensed as paid.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales
---------

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


Gross Profit
------------

Gross profit decreased $0.2 million, or 1%, from $43.1 million in 1997 to $42.9 million in 1998. The acquisitions of Hewitt-Robins, MECO, and Huwood resulted in an increase of $4.8 million. Gross profit at the Company's domestic conveyor equipment operations decreased $3.4 million due to reduced sales volumes. Gross profit at the Company's foreign operations decreased $1.7 million. This decrease in profit margin was primarily due to lower margins on major contracts in the Company's Australian operations. Gross profit in the Company's mobile home products and other business segments increased by $0.1 million.

SG&A Expenses
-------------

Selling, general, and administrative expenses increased $5.0 million, or 24%, from $20.9 million in 1997 to $25.9 million in 1998. The acquisitions of Hewitt-Robins, MECO and Huwood accounted for $4.0 million of the increase. SG&A expenses at the Company's foreign subsidiaries increased by $0.8 million due to the increase in sales. Of the remaining increase, $0.1 million is attributable to the Company's mobile home products business segment and $0.2 million is attributable to corporate expenses at Continental Global, parent company.


Operating Income
----------------

Operating income decreased $5.7 million, or 29%, from $20.0 million in 1997 to $14.3 million in 1998. The decrease is the result of the $0.2 million decrease in gross profit, combined with an increase in SG&A expenses of $5.0 million, an increase in amortization expense of $0.1 million, and restructuring charges of $1.1 million. This was offset by a decrease in management fees of $0.7 million attributable to Adjusted EBITDA earnings. The restructuring charges relate to the Company's Australian subsidiary and the consolidation of facilities in the United Kingdom.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $(12.3) million, $8.6 million, and $10.2 million for the years ending December 31, 1999, 1998, and 1997, respectively. The decrease in operating cash flows from 1998 to 1999 is primarily the result of the current year net loss and a net decrease in operating assets and liabilities. The significant changes in operating assets in 1999 and 1998, specifically accounts receivable, inventories and accounts payable, are the result of significantly higher 1998 fourth quarter sales at the Company's Australian subsidiary. The decrease in operating cash flows from 1997 to 1998 is due to lower net income resulting from increased operating expenses and decreased margins.

Net cash used in investing activities was $2.9 million, $7.9 million, and $22.7 million for the years ending December 31, 1999, 1998 and 1997, respectively. Net cash used in investing activities in 1999 represents net purchases of property, plant, and equipment. Investing activities in 1998 include the acquisition of Huwood for $5.0 million and net purchases of property, plant, and equipment for $2.9 million. The net cash used in investing activities in 1997 is the result of the acquisitions of BCE for $7.2 million, Hewitt-Robins for $12.9 million, and Tufkon for $0.7 million. The acquisition of MECO resulted in an increase in cash of $1.5 million, net of notes issued. The balance of expenditures for investing activities in 1997, $3.4 million, represents net purchases of property, plant, and equipment.

Net cash provided by (used in) financing activities was $7.0 million, $(4.9) million, and $41.7 million for the years ending December 31, 1999, 1998, and 1997, respectively.

Net cash provided by financing activities in 1999 primarily represents a net increase in borrowings on notes payable of $6.0 million and proceeds from long-term obligations of $5.5 million, offset by principal payments on long-term obligations of $3.2 million. The Company's domestic subsidiaries account for $5.8 million of the net increase in borrowings on notes payable. The proceeds from long-term obligations include a note payable of $1.6 million that was used for the purchase of a previously leased manufacturing facility in Colorado, a note payable of approximately $0.9 million that was used for the construction of a new idler line at the Company's domestic operations, and a term loan of approximately $2.9 million at the Company's Australian subsidiary. The proceeds of the term loan in Australia were used to pay the outstanding balance of the BCE Seller Notes for approximately $2.1 million, and the balance for working capital. The Company also paid distributions for income taxes under the Tax Payment Agreement of $1.3 million, $1.2 million of which was for 1998 income taxes.

The net cash used in financing activities in 1998 is primarily a result of the Company's reduction in long-term obligations of $6.4 million. This includes payment in full of the promissory note payable to Joy Technologies, Inc. in the amount of $5.2 million. The Company also paid distributions for income taxes under the Tax Payment Agreement of $0.7 million. This was offset by a net increase in borrowings on notes payable of $2.2 million.

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

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. In 2000, the Company anticipates capital expenditures of approximately $2.7 million for new and replacement equipment. At December 31, 1999, the Company had cash and cash equivalents of $18.3 million and a credit facility line with $19.8 million available for use.


INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $0.5 million and $(0.8) million for the years ended December 31, 1999 and 1998, respectively.


IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expended approximately $1.1 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended by FASB Statement 137, is required to be adopted no later than January 1, 2001. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company is currently evaluating Statement 133 and because the Company expects to have a minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on earnings or the financial position of the Company.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 1999 and 1998.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                                                   Fair
                                                                                                   Value,
As of December 31, 1999:         2000     2001     2002     2003     2004  Thereafter     Total   12/31/99
----------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
      Fixed Rate               $2,874    $ 237    $ 257    $ 280    $ 286    $121,200    $125,134   $67,489
      Average interest rate        11%      11%      11%      11%      11%         11%

      Variable Rate            $   21    $  12    $  14    $  16    $  18    $     --    $     81   $    81
      Average interest rate        16%      16%      16%      16%      16%


----------------------------------------------------------------------------------------------------------
                                                                                                   Fair
                                                                                                   Value,
As of December 31, 1998:         1999     2000     2001     2002     2003  Thereafter     Total   12/31/98
----------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
      Fixed Rate               $   --    $  --    $  --    $  --    $   --   $120,000    $120,000   $103,200
      Average interest rate        11%      11%      11%      11%       11%        11%

      Variable Rate            $  735    $ 735    $ 632    $  --    $   --   $     --    $  2,102   $  2,102
      Average interest rate         6%       6%       6%


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 1999 are included herein.

                         Report of Independent Auditors


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Cleveland, Ohio
March 28, 2000

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets


                                                         As of December 31
                                                   ----------------------------
                                                        1999             1998
ASSETS:
Current assets:
   Cash and cash equivalents                       $ 18,299,610    $ 26,350,700
   Accounts receivable, less allowance for
      doubtful accounts of $700,220 in 1999
      and $797,043 in 1998                           30,469,614      44,423,640
   Inventories                                       31,327,817      32,249,917
   Other current assets                               1,940,793       2,273,333
                                                   ----------------------------
Total current assets                                 82,037,834     105,297,590

Property, plant and equipment                        27,007,610      23,815,213
Less accumulated depreciation                        10,305,220       8,048,953
                                                   ----------------------------
                                                     16,702,390      15,766,260

Goodwill                                             19,642,467      19,669,858
Deferred financing costs                              3,769,291       4,289,194
Other assets                                            750,845         734,389
                                                   ----------------------------
                                                   $122,902,827    $145,757,291
                                                   ============================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                  $   8,600,499    $  2,661,508
   Trade accounts payable                            21,506,028      40,522,707
   Accrued compensation and employee benefits         5,090,694       5,342,206
   Accrued interest on senior notes                   3,300,000       3,300,000
   Other accrued liabilities                          4,255,416       8,115,497
   Current maturities of long-term obligations        3,140,588       1,095,106
                                                   ----------------------------
Total current liabilities                            45,893,225      61,037,024

Senior notes                                        120,000,000     120,000,000
Other long-term obligations,
   less current maturities                            2,887,477       2,226,461

Stockholder's equity (deficit):
   Common stock, no par value, authorized
      1,500 shares, issued and outstanding
      100 shares at stated value of $5 per share            500             500
   Paid-in capital                                    1,993,188       1,993,188
   Accumulated deficit                              (45,081,586)    (36,203,815)
   Accumulated other comprehensive loss              (2,789,977)     (3,296,067)
                                                   ----------------------------
                                                    (45,877,875)    (37,506,194)
                                                   ----------------------------
                                                   $122,902,827    $145,757,291
                                                   ============================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                             Years ended December 31
                                   --------------------------------------------
                                       1999            1998            1997
Net sales                          $211,720,429    $252,072,484    $213,517,026
Cost of products sold               179,956,228     209,136,242     170,404,976
                                   --------------------------------------------
Gross profit                         31,764,201      42,936,242      43,112,050
Operating expenses:
   Selling and engineering           14,980,861      16,486,633      13,658,329
   General and administrative         9,276,131       9,394,792       7,187,870
   Management fee                       466,615         932,820       1,668,489
   Amortization expense                 618,533         663,478         584,051
   Restructuring charge               1,106,345       1,127,482              --
                                   --------------------------------------------
Total operating expenses             26,448,485      28,605,205      23,098,739
                                   --------------------------------------------
Operating income                      5,315,716      14,331,037      20,013,311
Other expenses:
   Interest expense                  15,225,465      14,658,149      12,307,589
   Interest income                     (913,975)     (1,568,086)       (924,842)
   Miscellaneous, net                  (267,499)        (60,786)        449,279
                                   --------------------------------------------
Total other expenses                 14,043,991      13,029,277      11,832,026
                                   --------------------------------------------
Income (loss) before foreign
   income taxes                      (8,728,275)      1,301,760       8,181,285
Foreign income taxes                         --         127,166         343,342
                                   --------------------------------------------
Net income (loss)                  $ (8,728,275)   $  1,174,594    $  7,837,943
                                   ============================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                                        Accumulated
                                  Partners'                                               Other
                                   Capital      Common     Paid-in      Accumulated    Comprehensive
                                 (Deficiency)   Stock      Capital        Deficit      Income (Loss)      Total
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1996     $ 1,888,245    $   --    $       --    $         --    $   105,443    $  1,993,688
Transfer of Partners' Capital
   and formation of Continental
   Global Group, Inc.             (1,888,245)      500     1,993,188              --       (105,443)              0
Comprehensive income:
   Net income                             --        --            --       7,837,943             --       7,837,943
   Foreign currency
      translation adjustment              --        --            --              --     (2,509,820)     (2,509,820)
                                                                                                        -----------
Total comprehensive income                                                                                5,328,123
Dividend                                  --        --            --     (40,000,000)            --     (40,000,000)
Distributions for income taxes            --        --            --      (3,294,667)            --      (3,294,667)
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1997               0       500     1,993,188     (35,456,724)    (2,509,820)    (35,972,856)
Comprehensive income:
   Net income                             --        --            --       1,174,594             --       1,174,594
   Foreign currency
      translation adjustment              --        --            --              --       (786,247)       (786,247)
                                                                                                         ----------
Total comprehensive income                                                                                  388,347
Distributions for income taxes            --        --            --      (1,921,685)            --      (1,921,685)
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1998               0       500     1,993,188     (36,203,815)    (3,296,067)    (37,506,194)
Comprehensive income (loss):
   Net loss                               --        --            --      (8,728,275)            --      (8,728,275)
   Foreign currency
      translation adjustment              --        --            --              --        506,090         506,090
                                                                                                         ----------
Total comprehensive loss                                                                                 (8,222,185)
Distributions for income taxes            --        --            --        (149,496)            --        (149,496)
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1999     $        --    $  500    $1,993,188    $(45,081,586)   $(2,789,977)   $(45,877,875)
                                 ==================================================================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                        Years ended December 31
                                                               -------------------------------------------
                                                                    1999          1998             1997
Operating activities:
   Net income (loss)                                           $ (8,728,275)   $ 1,174,594    $  7,837,943
   Adjustments to reconcile net income
      to net cash provided by (used in) operating
      activities:
         Provision for depreciation
            and amortization                                      3,550,219      3,392,540       2,707,750
         Amortization of deferred
            financing costs                                         519,903        519,903         389,927
         Provision for doubtful accounts                            383,223        586,265         168,334
         Loss (gain) on disposal of assets                         (450,868)       (79,150)         23,925
         Changes in operating assets and
            liabilities:
               Decrease (increase) in
                  accounts receivable                            14,179,184    (11,166,742)       (992,556)
               Decrease (increase) in
                  inventories                                     1,170,026     (3,406,938)      1,543,591
               Decrease (increase) in
                  other assets                                      485,303     (1,035,431)        438,157
               Increase (decrease) in accounts
                  payable and other current
                  liabilities                                   (23,370,152)    18,606,481      (1,940,789)
                                                               -------------------------------------------
Net cash provided by (used in) operating activities             (12,261,437)     8,591,522     10,176,282
                                                               -------------------------------------------

Investing activities:
   Purchases of property, plant, and equipment                   (4,030,367)    (3,040,464)     (3,638,116)
   Proceeds from disposals of PP&E                                1,091,350        150,143         208,525
   Purchase of BCE, net of notes to seller                               --             --      (7,189,125)
   Purchase of Hewitt-Robins                                             --             --     (12,894,890)
   Purchase of Tufkon                                                    --             --        (697,673)
   Purchase of MECO, less cash acquired and
      net of notes issued                                                --             --       1,507,506
   Purchase of Huwood                                                    --     (4,966,050)             --
                                                               --------------------------------------------
Net cash used in investing activities                            (2,939,017)    (7,856,371)    (22,703,773)
                                                               --------------------------------------------

Financing activities:
   Proceeds from issuance of senior notes                                --             --     120,000,000
   Deferred financing costs                                              --             --      (5,199,024)
   Net increase (decrease) in borrowings
      on notes payable                                            6,000,950      2,254,074     (12,859,918)
   Proceeds from long-term obligations                            5,516,166             --       4,833,069
   Principal payments on long-term obligations                   (3,212,088)    (6,389,046)    (18,803,055)
   Distributions for income taxes                                (1,305,562)      (745,581)     (3,294,667)
   Payment to former shareholders of BCE                                 --             --      (2,927,300)
   Dividends                                                             --             --     (40,000,000)
                                                               -------------------------------------------
Net cash provided by (used in) financing activities               6,999,466     (4,880,553)     41,749,105
Effect of exchange rate changes on cash                             149,898       (386,631)        639,086
                                                               -------------------------------------------
Increase (decrease) in cash and cash equivalents                 (8,051,090)    (4,532,033)     29,860,700
Cash and cash equivalents at beginning of year                   26,350,700     30,882,733       1,022,033
                                                               -------------------------------------------
Cash and cash equivalents at end of year                       $ 18,299,610    $26,350,700    $ 30,882,733
                                                               ===========================================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




B. ACQUISITIONS -- CONTINUED

On January 7, 1997, the Company purchased the assets of BCE Holding Company Pty. Ltd. in Australia (BCE), a major manufacturer and supplier of conveyor equipment. The purchase price was $11,946,000. In addition, the Company contributed $3,512,000 in capital to BCE after the acquisition. Financing consisted of an advance on the revolving credit line of approximately $6,800,000, an addition to the existing term loan of approximately $4,500,000, and approximately $4,800,000 in seller financing. The Company has recorded approximately $9,600,000 of goodwill related to the acquisition. The results of operations since the date of acquisition have been included in the consolidated financial statements. The transaction was accounted for as a purchase.


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

INVENTORIES
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 62% and 58% of inventories at December 31, 1999 and 1998, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,527,000 and $2,103,000 at December 31, 1999 and 1998, respectively.

GOODWILL
Goodwill is being amortized on a straight-line basis, primarily over 40 years. The balance of accumulated amortization of goodwill was approximately $1,610,000 and $1,378,000 at December 31, 1999 and 1998, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that goodwill might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss should be recognized.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




C. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $1,106,000 and $1,127,000 in 1999 and 1998, respectively, related to its Australian and United Kingdom subsidiaries. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 210 employees and relocation costs. As of December 31, 1999, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,151,000 of the charges incurred to date. The Company anticipates that an additional cost for relocation of $129,000 will be incurred in 2000. These costs will be expensed as paid.

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

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. For the years ended December 31, 1998 and 1997, the Company recorded foreign income tax expense of $127,166 and $343,342, respectively, related to its United Kingdom and Australian subsidiaries. Pre-tax income (loss) attributable to foreign operations was approximately $(8,891,000), $(3,093,000) and $633,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's Australian subsidiary paid income taxes of approximately $150,000, $450,000 and $2,063,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in other comprehensive income (loss). The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments for all years presented.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




C. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended by FASB Statement 137, is required to be adopted in years beginning after June 15, 2000. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company is currently evaluating Statement 133 and because the Company expects to have a minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on earnings or the financial position of the Company.

RECLASSIFICATIONS
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.


D. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 1999 and 1998 are as follows:

                                                  1999             1998
                                               ----------------------------
     Land and improvements                     $ 1,159,208      $   871,234
     Buildings and improvements                  6,482,426        5,178,317
     Machinery and equipment                    19,365,976       17,765,662
                                               ----------------------------
                                               $27,007,610      $23,815,213
                                               ============================

Depreciation expense for the years ended December 31, 1999, 1998, and 1997, was $2,931,686, $2,729,062, and $2,123,699, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 31.5 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




E. FINANCING ARRANGEMENTS

Long-term obligations consist of the following:

                                                           As of December 31
                                                      ---------------------------
                                                          1999           1998
Senior Notes, interest at 11% payable
   semi-annually in arrears, due 2007                 $120,000,000   $120,000,000
Note payable by CCE for purchase of
   Colorado facility; interest rate of
   7.445%; payable in monthly installments
   through 5/1/04                                        1,567,076             --
Note payable by CCE for idler equipment;
   interest rate of 8.845%; payable in monthly
   installments through 11/27/04                           909,717             --
Term loan payable by Australian subsidiary;
   interest rate of 7.55%; maturity date of 4/26/00      2,656,800             --
Note payable by South Africa for purchase of
   computer system; variable interest rate
   (15.551% at 12/31/99); payable in monthly
   installments through 12/31/04                            81,179             --
BCE Seller Notes                                                --      2,101,474
Note payable by CCE Pty Ltd                                     --         91,233
Obligations under capital leases                           813,293      1,128,860
                                                      ---------------------------
                                                       126,028,065    123,321,567
Less current maturities                                  3,140,588      1,095,106
                                                      ---------------------------
                                                      $122,887,477   $122,226,461
                                                      ===========================

Maturities of long-term obligations are as follows:

                2000      $  3,140,588
                2001           614,172
                2002           434,321
                2003           334,831
                2004           304,295
          Thereafter       121,199,858
                          ------------
                          $126,028,065
                          ============

The $120 million 11% Senior Notes due 2007 ("Senior Notes") are registered under the Securities Act of 1933. Interest on the notes is payable semi-annually in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2002 subject to certain call premiums. The Senior Notes are guaranteed by the Company's domestic subsidiaries and certain of its Australian subsidiaries and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




E. FINANCING ARRANGEMENTS -- CONTINUED

During the second quarter of 1999, the Company's United States operations purchased a manufacturing facility previously leased in Colorado for $1,600,000. The purchase was financed through a term note bearing an interest rate of 7.445% with a maturity date of May 1, 2004. The note is secured by the property. The Company's United States operations also financed the purchase of equipment for production of a new idler. This note payable bears an interest rate of 8.845%, matures on November 27, 2004, and is secured by the equipment.

In July 1999, the Company's Australian subsidiary renegotiated its revolving credit facility. The new agreement provides for a term loan of approximately $2,900,000. These proceeds were used to pay the outstanding balance of the BCE seller notes for approximately $2,100,000 and the balance for working capital.

In the fourth quarter of 1999, the Company's South African subsidiary purchased a new computer system for approximately $82,000. The purchase was financed through a note payable maturing on December 31, 2004. The interest rate is variable and was 15.551% at December 31, 1999.

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated September 14, 1992, as amended, restated and consolidated through March 28, 2000, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains certain financial and other covenants which, among other things, establish minimum debt coverage and net working capital requirements. The Revolving Credit Facility will be fully revolving until final maturity on June 30, 2003, and will bear interest at a fluctuating rate based on the prime rate. At December 31, 1999, the Company had an outstanding balance under the Revolving Credit Facility of $5,768,503. The weighted average interest rate for this facility was 8.3% in 1999.

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $3.0 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the BCE subsidiaries, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on July 31, 2000. At December 31, 1999, approximately $1.6 million (Australian dollars) was available for use. The outstanding balance under this facility at December 31, 1999 was $944,808 (U.S.$). The weighted average interest rate for this facility was 9.5% and 8.5% in 1999 and 1998, respectively.

The Company's United Kingdom subsidiary has an overdraft facility with the HSBC Bank of 1.1 million British pounds sterling. The facility is secured by certain assets of the Subsidiary, bears interest at a fluctuating rate of 2.75% above the HSBC Bank base rate, and matures in October 2000. At December 31, 1999, approximately 2,100 pounds was available for use. The outstanding balance under this facility at December 31, 1999 was $1,773,438 (U.S.$). The weighted average interest rate for this facility was 8% and 9% in 1999 and 1998, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




E. FINANCING ARRANGEMENTS -- CONTINUED

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 3.0 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 1999, approximately 2.3 million rand was available for use. The outstanding balance under this facility at December 31, 1999 was $113,750 (U.S.$). The weighted average interest rate for this facility was 18% and 22% in 1999 and 1998, respectively.

During 1999, 1998, and 1997, the Company paid interest of $14,590,746, $12,456,957, and $8,153,452, respectively.


F. LEASING ARRANGEMENTS

CCE has a capital lease for land and building with a lease term of ten years which contains a purchase option exercisable at any time. In addition, CCE, GCC, and the Company's foreign subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. Capital lease obligations of approximately $189,000 and $55,000 were incurred in 1999 and 1998. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 1999 and 1998 are as follows:

                                                   1999             1998
                                                ---------------------------
     Asset Balances:
     Land                                       $   20,000       $   20,000
     Buildings                                     380,000          380,000
     Machinery and Equipment                     1,890,732        1,856,123
                                                ---------------------------
                                                $2,290,732       $2,256,123
                                                ===========================

     Accumulated Amortization:
     Buildings                                  $   75,397       $   63,333
     Machinery and Equipment                     1,041,355          766,080
                                                ---------------------------
                                                $1,116,752       $  829,413
                                                ===========================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




F. LEASING ARRANGEMENTS -- CONTINUED

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 1999, 1998, and 1997 was approximately $2,525,000, $2,401,000, and $1,723,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                     Capital     Operating
                                                      Leases       Leases
                                                     ----------------------
     2000                                            $304,040    $  720,022
     2001                                             447,905       602,490
     2002                                             193,854       534,195
     2003                                              40,032       357,973
     2004                                                  --        36,722
                                                     ----------------------
     Total minimum lease payments                     985,831    $2,251,402
     Amounts representing interest                    172,538    ==========
                                                     --------
     Present value of net minimum
        lease payments (including
        current portion of $400,147)                 $813,293
                                                     ========


G. EMPLOYEE BENEFIT PLANS

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The actuarial computations use the "projected unit credit cost method," which assumed a weighted-average discount rate on benefit obligations of 7.25% and 6% in 1999 and 1998, respectively, and a weighted-average expected long-term rate of return on plan assets of 8% and 7% in 1999 and 1998, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




G. EMPLOYEE BENEFIT PLANS -- CONTINUED

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 1999 and 1998, of the Company's defined benefit plan.

                                                        1999           1998
                                                   ---------------------------
Change in benefit obligation:
Benefit obligation at
   beginning of year                               $ 5,112,244      $3,221,103
Service cost                                           140,057         169,558
Interest cost                                          370,638         193,266
Actuarial loss (gain)                                 (847,619)      1,690,487
Benefits paid                                         (177,706)       (162,170)
                                                   ---------------------------
Benefit obligation at end of year                    4,597,614       5,112,244
                                                   ---------------------------

Change in plan assets:
Fair value of plan assets at
   beginning of year                                 5,260,652       3,960,135
Actual return on plan assets                           584,057       1,191,761
Company contributions                                       --         270,926
Benefits paid                                         (177,706)       (162,170)
                                                   ---------------------------
Fair value of plan assets at end of year             5,667,003       5,260,652
                                                   ---------------------------

Funded status:
Plan assets in excess of projected
   benefit obligation                                1,069,389         148,408
Unrecognized prior service cost                       (300,303)        571,159
Unrecognized net actuarial gain                     (1,028,512)       (763,642)
Unrecognized transition asset                           (5,412)         (8,118)
                                                   ---------------------------
Accrued benefit cost                               $  (264,838)     $  (52,193)
                                                   ===========================


                                       1999              1998          1997
                                     -----------------------------------------
Components of net
   periodic benefit cost:
Service cost                         $ 140,057       $   169,558     $  83,739
Interest cost                          370,638           193,266       243,004
Expected return on
  plan assets                         (584,057)       (1,191,761)     (632,625)
Amortization of prior
  service cost                          44,416            90,363       117,264
Amortization of
  transition asset                      (2,706)           (2,706)       (2,706)
Recognized gain                        244,297           940,129       346,100
                                     -----------------------------------------
Net periodic benefit cost            $ 212,645       $   198,849     $ 154,776
                                     =========================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




G. EMPLOYEE BENEFIT PLANS -- CONTINUED

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE makes annual contributions (approximately $548,000, $564,000, and $452,000, in 1999, 1998 and 1997,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 16% of their compensation. CCE will match (approximately $335,000, $324,000, and $302,000 in 1999, 1998 and
1997, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 1999, 1998 and 1997 was approximately $145,000, $197,000, and $164,000, respectively, which was equal to 2.5% of eligible employees compensation in 1999 and 3% of eligible employees compensation for 1998 and 1997.


H. RELATED PARTY TRANSACTIONS

Management fees are charged by Nesco, Inc., an affiliate of NES Group, Inc., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Effective April 1, 1997, the Company and Nesco, Inc. entered into a new management agreement under which the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). Prior to April 1, 1997, the amount of management fees paid was based on a percentage of sales. The Company incurred management fee expenses of approximately $467,000, $933,000, and $1,668,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

The subsidiaries of the Company have entered into a tax payment agreement with NES Group, Inc. providing for monthly payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. The Company incurred charges to stockholder's equity for income taxes of approximately $149,000, $1,922,000, and $3,295,000 for the years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000 and $1,176,000, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




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

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The fair value of the Company's Senior Notes is based on the quoted market value. The fair value of the Company's remaining fixed rate long-term debt is based on the present value of future cash outflows.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                         1999                     1998
                                 Carrying      Fair       Carrying      Fair
                                  Amount       Value       Amount       Value
                                 ---------------------------------------------
                                                (in thousands)
Cash and cash equivalents        $ 18,300    $ 18,300    $ 26,351     $ 26,351
Accounts receivable                30,469      30,469      44,424       44,424
Accounts payable                  (21,506)    (21,506)    (40,523)     (40,523)
Notes payable                      (8,601)     (8,601)     (2,662)      (2,662)
Long-term debt                    125,215      67,570     122,193      105,393

Accounts receivable from customers in the coal mining industry were approximately 66% and 72% at December 31, 1999 and 1998, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $383,000, $586,000, and $168,000 in 1999, 1998, and 1997, respectively. Accounts written off, net of recoveries, were approximately $491,000, $53,000, and $437,000 in 1999, 1998, and 1997,
respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




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

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and mobile home products. The conveyor equipment business, which comprised approximately 84.6%, 84.9%, and 83.4% of net sales for 1999, 1998, and 1997, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




J. SEGMENT INFORMATION -- CONTINUED

                                                   Year ended December 31
                                               1999         1998         1997
                                             ----------------------------------
                                                       (in thousands)
Net sales:
   Conveyor equipment                        $179,130     $213,969     $178,037
   Mobile home products                        30,293       35,204       33,021
   Other                                        2,297        2,899        2,459
                                             ----------------------------------
Total net sales                              $211,720     $252,072     $213,517
                                             ==================================

Depreciation and amortization:
   Conveyor equipment                        $  3,368     $  3,151     $  2,498
   Mobile home products                           121          181          191
   Other                                           10           12           11
   Corporate amortization                          51           49            8
                                             ----------------------------------
Total depreciation and amortization          $  3,550     $  3,393     $  2,708
                                             ==================================

Segment operating income:
   Conveyor equipment                        $  7,738     $ 16,425     $ 21,423
   Mobile home products                           171          943        1,017
   Other                                          119          253          179
                                             ----------------------------------
Segment operating income                        8,028       17,621       22,619
   Restructuring charge                         1,106        1,127           --
   Management fee                                 467          933        1,669
   Amortization expense                           619          663          584
   Corporate expense                              520          567          353
                                             ----------------------------------
Total operating income                          5,316       14,331       20,013
   Interest expense                            15,225       14,658       12,308
   Interest income                               (914)      (1,568)        (925)
   Miscellaneous, net                            (267)         (61)         449
                                             ----------------------------------
Income (loss) before income taxes            $ (8,728)    $  1,302     $  8,181
                                             ==================================

Segment assets:
   Conveyor equipment                        $ 95,949     $113,542     $ 90,045
   Mobile home products                         4,891        6,840        5,656
   Other                                          873          887          863
                                             ----------------------------------
Total segment assets                          101,713      121,269       96,564
   Corporate assets                            21,190       24,488       33,161
                                             ----------------------------------
Total assets                                 $122,903     $145,757     $129,725
                                             ==================================

Capital expenditures:
   Conveyor equipment                        $  3,951     $  2,891     $  3,425
   Mobile home products                            56          140          206
   Other                                           23            9            7
                                             ----------------------------------
Total capital expenditures                   $  4,030     $  3,040     $  3,638
                                             ==================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




J. SEGMENT INFORMATION -- CONTINUED

GEOGRAPHIC AREA DATA

                                                Year ended December 31
                                          1999           1998           1997
                                        --------------------------------------
                                                    (in thousands)
Net sales:
   United States                        $146,733       $168,933       $168,241
   Australia                              39,223         61,097         41,567
   United Kingdom                         21,095         18,802          4,689
   Other countries                         4,994          4,045            616
   Eliminations -- transfers                (325)          (805)        (1,596)
                                        --------------------------------------
Total net sales                         $211,720       $252,072       $213,517
                                        ======================================

Operating income (loss):
   United States                        $ 13,670       $ 16,384       $ 18,118
   Australia                              (6,407)          (941)         1,538
   United Kingdom                         (1,542)          (537)           386
   Other countries                          (432)          (575)           (29)
   Eliminations                               27             --             --
                                        --------------------------------------
Total operating income                  $  5,316       $ 14,331       $ 20,013
                                        ======================================

Long lived assets:
   United States                        $  8,224       $  6,109       $  6,028
   Australia                               4,882          5,909          6,257
   United Kingdom                          3,165          3,422            833
   Other countries                           431            326            123
                                        --------------------------------------
Total long lived assets                 $ 16,702       $ 15,766       $ 13,241
                                        ======================================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

In 1999, sales to the Company's largest customer were approximately $24.5 million, or 11.6%, of the Company's total net sales. In 1998, sales to the Company's two largest customers were approximately $32.7 million and $30.8 million, respectively, or 13.0% and 12.2%, of the Company's total net sales. In 1997, sales to the Company's largest customer were approximately $27.9 million, or 13.1%, of the Company's total net sales. Sales to these customers are reported in the net sales for the Conveyor Equipment business segment.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Effective September 23, 1999, the Company's domestic subsidiaries, Continental Conveyor & Equipment Company (CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the Senior Notes. Prior to this date, CCE and GCC were the only guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes. The 1999 operations and cash flows of the Company's guarantor Australian subsidiaries are included in the "Combined Guarantor Subsidiaries" column in the following summarized consolidating financial statements.

Summarized consolidating balance sheets for 1999 and 1998 and consolidating statements of operations and cash flow statements for 1999, 1998, and 1997 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                            Combined        Combined
                                 The       Guarantor     Non-Guarantor
                               Company    Subsidiaries    Subsidiaries    Eliminations     Total
                               -------------------------------------------------------------------
December 31, 1999:
Current assets:
   Cash and cash equivalents   $ 17,244     $    955        $   101         $    --       $ 18,300
   Accounts receivable, net       2,039       24,797          5,759          (2,126)        30,469
   Inventories                       --       27,578          3,750              --         31,328
   Other current assets              36        1,544            361              --          1,941
                               -------------------------------------------------------------------
Total current assets             19,319       54,874          9,971          (2,126)        82,038
Property, plant, and
   equipment, net                    --       11,259          5,443              --         16,702
Goodwill, net                        --       18,736            907              --         19,643
Investment in subsidiaries       60,009       19,800             --         (79,809)            --
Deferred financing costs          3,769           --             --              --          3,769
Other assets                        141           31          1,099            (520)           751
                               -------------------------------------------------------------------
Total assets                   $ 83,238     $104,700        $17,420        $(82,455)      $122,903
                               ===================================================================

Current liabilities:
   Notes payable               $     --     $  6,779        $ 2,311        $   (489)      $  8,601
   Trade accounts payable           387       17,022          6,242          (2,145)        21,506
   Accrued compensation and
     employee benefits               --        4,553            538              --          5,091
   Accrued interest               3,300           --             --              --          3,300
   Other accrued liabilities        171        3,949            136              (1)         4,255
   Current maturities of
     long-term obligations           --        3,120             21              --          3,141
                               -------------------------------------------------------------------
Total current liabilities         3,858       35,423          9,248          (2,635)        45,894
Senior Notes                    120,000           --             --              --        120,000
Other long-term obligations          --        2,675            212              --          2,887
Stockholder's equity
   (deficit)                    (40,620)      66,602          7,960         (79,820)       (45,878)
                               -------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                   $ 83,238     $104,700        $17,420        $(82,455)      $122,903
                               ===================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- CONTINUED


                                                 Combined          Combined
                                     The        Guarantor       Non-Guarantor
                                   Company     Subsidiaries      Subsidiaries      Eliminations      Total
                                  --------------------------------------------------------------------------
December 31, 1998:
Current assets:
   Cash and cash equivalents      $  19,969       $   684           $ 5,698         $     --        $ 26,351
   Accounts receivable, net             292        20,556            25,593           (2,017)         44,424
   Inventories                           --        24,869             7,381               --          32,250
   Other current assets                  38         1,782             4,682           (4,229)          2,273
                                  --------------------------------------------------------------------------
Total current assets                 20,299        47,891            43,354           (6,246)        105,298
Property, plant, and
   equipment, net                        --         6,109             9,657               --          15,766
Goodwill, net                            --        11,921             7,749               --          19,670
Investment in subsidiaries           58,709        11,892             2,697          (73,298)             --
Deferred financing costs              4,289            --                --               --           4,289
Other assets                            192        12,895               476          (12,829)            734
                                  --------------------------------------------------------------------------
Total assets                      $  83,489       $90,708           $63,933         $(92,373)       $145,757
                                  ==========================================================================

Current liabilities:
   Notes payable                  $      --       $   307           $ 2,662         $   (307)       $  2,662
   Trade accounts payable               409        13,079            30,971           (3,936)         40,523
   Accrued compensation and
     employee benefits                   --         4,128             1,214               --           5,342
   Accrued interest                   3,300            --                --               --           3,300
   Other accrued liabilities            171         4,675             3,297              (28)          8,115
   Current maturities of
     long-term obligations               --           147               948               --           1,095
                                  --------------------------------------------------------------------------
Total current liabilities             3,880        22,336            39,092           (4,271)         61,037
Senior Notes                        120,000            --                --               --         120,000
Other long-term obligations              --           194            14,062          (12,030)          2,226
Stockholder's equity                (40,391)       68,178            10,779          (76,072)        (37,506)
(deficit)
                                  --------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  83,489       $90,708           $63,933         $(92,373)       $145,757
                                  ==========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- CONTINUED


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                        The Company    Subsidiaries    Subsidiaries     Eliminations    Total
                                        ------------------------------------------------------------------------
Year ended December 31, 1999:
Net sales                                $     --       $  185,710      $   26,089         $  (79)     $211,720
Cost of products sold                          --          156,752          23,283            (79)      179,956
                                         ----------------------------------------------------------------------
Gross profit                                   --           28,958           2,806             --        31,764
Total operating expenses                      571           21,123           4,754             --        26,448
                                         ----------------------------------------------------------------------
Operating income (loss)                      (571)           7,835          (1,948)            --         5,316
Interest expense                           13,772            1,268             185             --        15,225
Interest income                              (914)              --              --             --          (914)
Miscellaneous, net                             --              106            (373)            --          (267)
                                         ----------------------------------------------------------------------
Income (loss) before foreign
   income taxes                           (13,429)           6,461          (1,760)            --        (8,728)

Foreign income taxes                           --               --              --             --             --
                                         ----------------------------------------------------------------------
Net income (loss)                        $(13,429)      $    6,461      $   (1,760)        $   --      $  (8,728)
                                         =======================================================================


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 1998:

Net sales                               $          -     $ 168,933        $ 83,944        $ (805)    $ 252,072
Cost of products sold                              -       135,291          74,650          (805)      209,136
                                        ------------------------------------------------------------------------
Gross profit                                       -        33,642           9,294             -        42,936
Total operating expenses                         616        16,642          11,347             -        28,605
                                        ------------------------------------------------------------------------
Operating income (loss)                         (616)       17,000          (2,053)            -        14,331
Interest expense                              13,776          (226)          1,108             -        14,658
Interest income                               (1,568)            -               -             -        (1,568)
Miscellaneous, net                                 -             7             (68)            -           (61)
                                        ------------------------------------------------------------------------
Income (loss) before foreign income          (12,824)       17,219          (3,093)            -         1,302
   taxes

Foreign income taxes                               -             -             127             -           127
                                        ------------------------------------------------------------------------
Net income (loss)                          $ (12,824)      $17,219         $(3,220)         $  -    $    1,175
                                        ========================================================================



                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 1997:

Net sales                               $          -    $  168,241       $  46,872     $  (1,596)  $   213,517
Cost of products sold                              -       133,266          38,735        (1,596)      170,405
                                        ------------------------------------------------------------------------
Gross profit                                       -        34,975           8,137             -        43,112
Total operating expenses                         353        16,504           6,242             -        23,099
                                        ------------------------------------------------------------------------
Operating income (loss)                         (353)       18,471           1,895             -        20,013
Interest expense                              10,328           810           1,170             -        12,308
Interest income                                 (925)            -               -             -          (925)
Miscellaneous, net                                 -           357              92             -           449
                                        ------------------------------------------------------------------------
Income (loss) before foreign income           (9,756)       17,304             633             -         8,181
   taxes

Foreign income taxes                               -             -             343             -           343
                                        ------------------------------------------------------------------------
Net income (loss)                         $   (9,756)    $   17,304    $       290   $         -    $    7,838
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- CONTINUED

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 1999:
Net cash  provided by (used in)
   operating activities                   $  (12,567)     $  2,657       $  (1,742)      $  (609)   $  (12,261)

Investing activities:
   Purchase of property, plant and
     equipment                                     -        (3,331)           (699)            -        (4,030)
   Proceeds from disposals of PP&E                 -            51           1,040             -         1,091
   Investment in subsidiaries                 (1,300)        1,300               -             -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                       (1,300)       (1,980)            341             -        (2,939)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -         6,456            (762)          307         6,001
   Proceeds from long-term obligations             -         5,434              82             -         5,516
   Principal payments on long-term
     obligations                                   -        (3,039)           (173)            -        (3,212)
   Distributions for income taxes                  -        (1,306)              -             -        (1,306)
   Distributions for interest on              11,142       (11,142)              -             -             -
     senior notes
   Intercompany loan activity                      -        (3,361)          3,011           350             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       11,142        (6,958)          2,158           657         6,999
Exchange rate changes on cash                      -           260             (62)          (48)          150
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                (2,725)       (6,021)            695             -        (8,051)
Cash and cash equivalents at beginning
   of year                                    19,969         6,976            (594)            -        26,351
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $   17,244     $     955       $     101      $      -    $   18,300
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- CONTINUED

                                                              Combined       Combined
                                                              Guarantor    Non-Guarantor
                                               The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                              ------------------------------------------------------------------------

Year ended December 31, 1998:
Net cash provided by (used in)
   operating activities                          $ (12,553)     $ 15,194         $ 5,595         $ 356      $  8,592

Investing activities:
   Purchase of property, plant and
     equipment                                           -        (1,204)         (1,836)            -        (3,040)
   Proceeds from disposals of PP&E                                    26             124             -           150
   Purchase of Huwood                                    -             -          (4,966)            -        (4,966)
   Investment in subsidiaries                       (8,751)        5,061           3,690             -             -
                                              ------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                             (8,751)        3,883          (2,988)            -        (7,856)

Financing activities:
   Net increase in borrowings on notes
     payable                                             -           307           2,254          (307)        2,254
   Principal payments on long-term
     obligations                                         -        (5,429)           (960)            -        (6,389)
   Distributions for income taxes                        -          (746)              -             -          (746)
   Distributions for interest on                    13,200       (13,200)              -             -             -
     senior notes
   Intercompany loan activity                            -        (1,647)          1,647             -             -
                                              ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                             13,200       (20,715)          2,941          (307)       (4,881)
Exchange rate changes on cash                            -             -            (338)          (49)         (387)
                                              ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                      (8,104)       (1,638)          5,210             -        (4,532)
Cash and cash equivalents at beginning
   of year                                          28,073         2,322             488             -        30,883
                                              ------------------------------------------------------------------------
Cash and cash equivalents at end of year          $ 19,969    $      684         $ 5,698        $    -      $ 26,351
                                              ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999




K. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- CONTINUED

                                                              Combined       Combined
                                                              Guarantor    Non-Guarantor
                                               The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                              ------------------------------------------------------------------------

Year ended December 31, 1997:
Net cash provided by (used in)
   operating activities                         $   (5,930)    $  17,528       $  (1,422)         $  -   $    10,176

Investing activities:
   Purchases of property, plant, and
    equipment                                            -        (1,406)         (2,232)            -        (3,638)
   Proceeds from disposals of PP&E                       -            18             191             -           209
   Purchase of BCE, net of notes to                      -        (7,189)              -             -        (7,189)
     seller
   Purchase of Hewitt-Robins                             -       (12,895)              -             -       (12,895)
   Purchase of Tufkon                                    -          (698)              -             -          (698)
   Purchase of MECO                                      -          (175)          1,683             -         1,508
   Investment in subsidiaries                      (49,958)       44,423           5,535             -             -
                                              ------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                            (49,958)       22,078           5,177             -       (22,703)

Financing activities:
   Proceeds from issuance of senior                120,000             -               -             -       120,000
     notes
   Deferred financing costs                         (5,199)            -               -             -        (5,199)
   Net decrease in borrowings on notes
     payable                                             -       (12,395)           (465)            -       (12,860)
   Proceeds from long-term obligations                   -         4,547             286             -         4,833
   Principal payments on long-term
     obligations                                         -       (18,001)           (802)            -       (18,803)
   Distributions for income taxes                        -        (3,295)              -             -        (3,295)
   Distributions for interest on                     9,160        (9,160)              -             -             -
     senior notes
   Payment to former shareholders of                     -             -          (2,927)            -        (2,927)
     BCE
   Dividends paid                                  (40,000)            -               -             -       (40,000)
                                              ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                             83,961       (38,304)         (3,908)            -        41,749
Exchange rate changes on cash                            -             -             639             -           639
                                              ------------------------------------------------------------------------
Increase in cash and cash equivalents               28,073         1,302             486             -        29,861
Cash and cash equivalents at beginning
   of year                                               -         1,020               2             -         1,022
                                              ------------------------------------------------------------------------
Cash and cash equivalents at end of year         $  28,073   $     2,322  $          488          $  -     $  30,883
                                              ========================================================================


L. CONTINGENCIES

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company:

Name                       Age    Position with the Company

C. Edward Bryant, Jr.      65     President and Chief Executive Officer
Jimmy L. Dickinson         57     Vice President and Chief Financial Officer
Jerry R. McGaha            61     Senior Vice President of Sales and Engineering
Edward F. Crawford         60     Director
Donald F. Hastings         71     Director
Joseph L. Mandia           58     Director
Robert J. Tomsich          69     Director
John R. Tomsich            33     Director
James W. Wert              53     Director


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

Mr. Hastings has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Hastings served as Chairman and Chief Executive Officer and as Director of Lincoln Electric Company from 1992 to 1997. Since 1998, Mr. Hastings has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Mr. Mandia has served as a Director of the Company since its inception. Mr. Mandia has also served as Group Vice President of Nesco, Inc. since 1988.

Mr. Robert Tomsich has served as a Director of the Company since its inception. In addition, Mr. Robert Tomsich has served as President and Director of Nesco, Inc. (including predecessors of Nesco, Inc.) since 1956. Since 1997, Mr. Tomsich has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company. Mr. Robert Tomsich is the father of Mr. John Tomsich.

Mr. John Tomsich has served as a Director of the Company since its inception. In addition, Mr. John Tomsich has served as Vice President of Nesco, Inc. since 1995 and in various other management positions with Nesco, Inc. since 1990. Since 1997, Mr. Tomsich has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company. Mr. John Tomsich is the son of Mr. Robert Tomsich.

Mr. Wert has served as a Director of the Company since its inception. Prior to his service with the Company, Mr. Wert held a variety of executive management positions with KeyCorp, a financial services company based in Cleveland, Ohio, and KeyCorp's predecessor, Society Corporation. Mr. Wert served as Senior Executive Vice President and Chief Investment Officer of KeyCorp from 1995 to 1996. Prior to that time, he served as Senior Executive Vice President and Chief Financial Officer of KeyCorp for two years and Vice Chairman, Director and Chief Financial Officer of Society Corporation for four years. Since 1993, Mr. Wert has served as an outside Director, and currently serves as Chairman of the Executive and Compensation Committees of the Board of Directors, of Park-Ohio Industries, Inc. Since 1998, Mr. Wert has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.

                                                                                     OTHER ANNUAL

NAME AND PRINCIPAL POSITION                   YEAR       SALARY        BONUS       COMPENSATION (1)

C. Edward Bryant, Jr.,                        1999       $ 230,004     $ 94,817         $ 15,495
   President and Chief                        1998         200,004       84,513           15,488
   Executive Officer                          1997         187,344       66,119           15,446

Jerry R. McGaha,                              1999         126,660       32,217           14,483
   Senior Vice President of                   1998         122,400       31,335           14,514
      Sales and Engineering                   1997         116,600       26,983           12,877

Jimmy L. Dickinson                            1999         138,243       64,340           11,243
   Vice President and Chief                   1998         133,893       52,205           10,509
   Financial Officer                          1997         125,277       27,436           10,369


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

                                    PART III


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2000:

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


TAX PAYMENT AGREEMENT

The Company, Continental, and Goodman (each, a "Subsidiary") have entered into a tax payment agreement with NES Group, Inc. ("Tax Payment Agreement") providing for monthly payments by each Subsidiary to NES Group, Inc. in an amount equal to the greater of (i) the total federal, state, local, and, under certain circumstances, foreign income tax liability attributable to such Subsidiary's operations for the monthly period, determined on an annualized basis, and (ii) one-twelfth the total federal, state, local, and, under certain circumstances, foreign income tax liability attributable to such Subsidiary's operations for the year. The tax rates applied to such income are to be based on the maximum individual federal, state, local, and foreign income tax rates imposed by
Section 1 of the Internal Revenue Code of 1986, as amended, and by the equivalent provisions of state, local, and foreign income tax laws. These tax payments will not recognize any future carry-forward or carry-back tax benefits to the Company, Continental, or Goodman. Future direct and indirect Subsidiaries of the Company shall also become parties to the Tax Payment Agreement.

MANAGEMENT AGREEMENT

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 1999 under the Management Agreement was $466,615. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report:

         1. Consolidated Financial Statements.

            The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 28, 2000, are included in Item 8.

            Report of Independent Auditors.

            Consolidated Balance Sheets at December 31, 1999 and 1998.

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

            Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 1999.

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2000.


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By:  /s/ C. Edward Bryant, Jr.
                                         -------------------------
                                    Name: C. Edward Bryant, Jr.
                                    Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Title                         Date

/s/ C. Edward Bryant, Jr.                     President and Chief Executive Officer                March 28, 2000
-----------------------------------------
C. Edward Bryant, Jr.                         (Principal Executive Officer)

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           March 28, 2000
-----------------------------------------
Jimmy L. Dickinson                            (Principal Financial Officer and Principal
                                                  Accounting Officer)

/s/ Edward F. Crawford                        Director                                             March 28, 2000
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             March 28, 2000
-----------------------------------------
Donald F. Hastings

/s/ Joseph L. Mandia                          Director                                             March 28, 2000
-----------------------------------------
Joseph L. Mandia

/s/ John R. Tomsich                           Director                                             March 28, 2000
-----------------------------------------
John R. Tomsich

/s/ Robert J. Tomsich                         Director                                             March 28, 2000
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             March 28, 2000
-----------------------------------------
James W. Wert

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

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit
---------     ----------------------

     3.1  Certificate of Incorporation of Continental Global Group, Inc.,      *
          as currently in effect.

     3.2  By-Laws of Continental Global Group, Inc., as currently in           *
          effect.

     3.3  Certificate of Incorporation of Continental Conveyor &               *
          Equipment Company, as currently in effect.

     3.4  By-Laws of Continental Conveyor & Equipment Company, as              *
          currently in effect.

     3.5  Certificate of Incorporation of Goodman Conveyor Company, as         *
          currently in effect.

     3.6  By-Laws of Goodman Conveyor Company, as currently in effect.         *

     4.1  Indenture, dated as of April 1, 1997, among Continental              *
          Global Group, Inc., Continental Conveyor & Equipment Company,
          Goodman Conveyor Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B
          Notes).

     10.1

     (a)  Revolving Credit Facility, dated as of September 14, 1992, as        *
          amended by Amendments I, II, and III, among Continental
          Conveyor & Equipment Company, Goodman Conveyor Company, and
          Bank One, Cleveland, NA.

     (b) Amendment IV, dated as of December 31, 1998, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit
          10.1 (b) to the Company's Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.)

     (c) Letter of Amendment, dated as of July 26, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as
          Exhibit 10.1 (c) to the Company's Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.)

     (d) Letter of Amendment, dated as of November 4, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (d) to the Company's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.)

     (e) Amendment VI, dated as of March 28, 2000, to the Revolving Credit Facility, dated as of September 14, 1992, among
          Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA.

     10.2 Asset Purchase Agreement, dated as of March 3, 1997, among          *
          Continental Conveyor & Equipment Company, Process Technology Holdings, Inc., and W.S. Tyler Incorporated, relating to the Hewitt-Robins acquisition

                         Continental Global Group, Inc.

                                    Form 10-K

                          Index of Exhibits (Continued)

10.3 Management Agreement, dated as of April 1, 1997, between Continental      *
     Global Group, Inc. and Nesco, Inc.

10.4 Tax Payment Agreement, dated as of April 1, 1997, among Continental       *
     Global Group, Inc., Continental Conveyor & Equipment Company,
     Goodman Conveyor Company, and NES Group, Inc.

10.5 World Wide Purchase and Sale Agreement dated as of October 17, 1997, by and among Continental Conveyor International Inc., Joy Technologies, Inc., and certain affiliates of Joy Technologies Inc. (The "Purchase Agreement"). (All exhibits to the Purchase Agreement have been omitted, and Registrant will furnish supplementally to the Commission, upon request, a copy of any omitted exhibit.) (Filed as
     Exhibit 2.0 to Form 8-K filed November 3, 1997, and is incorporated herein by reference.)

10.6 Credit Facility, dated as of July 18, 1999, among Continental Conveyor & Equipment Pty. Ltd. and its subsidiaries and the National Australia Bank Limited.

12   Statement regarding computation of ratio of earnings to fixed charges

21   Subsidiaries of registrant

27   Financial Data Schedule (filed electronically only)

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.