Form 10-Q
period 2000-03-31
CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO; GOODMAN CONVEYOR CO
filed 2000-05-15
CIK 1039785, 24008, 1039786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

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

As of April 30, 2000, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                             Page
Part I      Financial Information                                                                           Number
            Item 1        Financial Statements (Unaudited)                                                       1

                          Condensed Consolidated Balance Sheets
                          March 31, 2000 and December 31, 1999                                                   2

                          Condensed Consolidated Statements of Operations
                          Three Months ended March 31, 2000 and 1999                                             3

                          Condensed Consolidated Statements of Cash Flows
                          Three Months ended March 31, 2000 and 1999                                             4

                          Notes to Condensed Consolidated Financial Statements                                5-12

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         13-15

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            16

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      17

            Signatures                                                                                          18



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                         March 31            December 31
                                                                           2000                 1999
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                           $    23,561,080     $     18,299,610
   Accounts receivable, net                                                 24,251,165           30,469,614
   Inventories                                                              33,045,371           31,327,817
   Other current assets                                                        590,794            1,940,793
                                                                    -------------------- --------------------
Total current assets                                                        81,448,410           82,037,834

Property, plant and equipment                                               26,370,298           27,007,610
Less accumulated depreciation                                               10,539,961           10,305,220
                                                                    -------------------- --------------------
                                                                            15,830,337           16,702,390

Goodwill, net                                                               18,908,667           19,642,467
Deferred financing costs                                                     3,639,316            3,769,291
Other assets                                                                   778,796              750,845
                                                                    -------------------- --------------------

                                                                        $  120,605,526       $  122,902,827
                                                                    ==================== ====================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                       $    11,982,710     $      8,600,499
   Trade accounts payable                                                   17,691,784           21,506,028
   Accrued compensation and employee benefits                                4,881,826            5,090,694
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Other accrued liabilities                                                 4,024,669            4,255,416
   Current maturities of long-term obligations                               2,602,903            3,140,588
                                                                    -------------------- --------------------
Total current liabilities                                                   47,783,892           45,893,225

Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,666,257            2,887,477

Stockholder's equity (deficit):
   Common stock, no par value, authorized 1,500 shares,
     issued and outstanding 100 shares at stated
     value of $5 per share                                                         500                  500
   Paid-in capital                                                           1,993,188            1,993,188
   Accumulated deficit                                                     (48,107,261)         (45,081,586)
   Accumulated other comprehensive loss                                     (3,731,050)          (2,789,977)
                                                                    -------------------- --------------------
                                                                           (49,844,623)         (45,877,875)
                                                                    -------------------- --------------------

                                                                        $  120,605,526       $  122,902,827
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations



                                                                     Three months ended March 31
                                                                       2000                1999
                                                                ------------------- -------------------
                                                                             (Unaudited)
Net sales                                                           $  41,825,799       $  64,719,804
Cost of products sold                                                  35,158,506          55,373,014
                                                                ------------------- -------------------
Gross profit                                                            6,667,293           9,346,790

Operating expenses:
   Selling and engineering                                              3,342,135           4,021,395
   General and administrative                                           2,396,308           2,316,516
   Management fee                                                          78,476             333,192
   Amortization expense                                                   156,234             153,546
   Restructuring charges                                                   44,068             191,470
                                                                ------------------- -------------------
Total operating expenses                                                6,017,221           7,016,119
                                                                ------------------- -------------------
Operating income                                                          650,072           2,330,671

Other expenses:
   Interest expense                                                     3,947,202           3,658,694
   Interest income                                                       (244,862)           (258,330)
   Miscellaneous, net                                                     (26,593)             62,444
                                                                ------------------- -------------------
Total other expenses                                                    3,675,747           3,462,808
                                                                ------------------- -------------------

Net loss                                                            $  (3,025,675)      $  (1,132,137)
                                                                =================== ===================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                         Three months ended March 31
                                                                         2000                   1999
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                            $   (3,025,675)      $    (1,132,137)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Provision for depreciation and amortization                              834,971               891,762
     Amortization of deferred financing costs                                 129,975               129,976
     Loss (gain) on disposal of assets                                        (30,720)                5,049
     Changes in operating assets and liabilities                            4,562,279             4,196,419
                                                                 ---------------------- ---------------------
Net cash provided by operating activities                                   2,470,830             4,091,069
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                               (304,269)             (581,405)
   Proceeds from sale of property, plant, and equipment                       103,484                27,094
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                        (200,785)             (554,311)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                   3,526,672            (1,029,155)
   Principal payments on long-term obligations                               (527,032)             (268,191)
   Distributions for income taxes                                                   -            (1,210,562)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                         2,999,640            (2,507,908)
Effect of exchange rate changes on cash                                        (8,215)              193,121
                                                                 ---------------------- ---------------------
Increase in cash and cash equivalents                                       5,261,470             1,221,971
Cash and cash equivalents at beginning of period                           18,299,610            26,350,700
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                             $   23,561,080        $   27,572,671
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000




A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1999, included in the Form 10-K filed by the Company on March 30, 2000.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C. INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 63% and 62% of inventories at March 31, 2000 and December 31, 1999, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,527,000 at March 31, 2000 and December 31, 1999.

D. RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $44,000 and $191,000 in the first three months of 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,278,000. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 210 employees and relocation costs. As of March 31, 2000, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,216,000 of the charges incurred to date.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000

E. COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended March 31, 2000 and 1999 are as follows:


                                                             Three months ended March 31
                                                              2000                1999
                                                       ------------------- --------------------
Net loss                                                    $ (3,025,675)        $ (1,132,137)
Other comprehensive income (loss):
   Foreign currency translation adjustment                      (941,073)             242,352
                                                       ------------------- --------------------

Comprehensive loss                                          $ (3,966,748)        $   (889,785)
                                                       =================== ====================

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

                                 March 31, 2000


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


                                                         Three months ended March 31
                                                        2000              1999
                                                   ---------------- -----------------
                                                            (in thousands)
Net sales:
   Conveyor equipment                                   $  34,869         $  55,349
   Mobile home products                                     6,229             8,870
   Other                                                      728               501
                                                   ---------------- -----------------
Total net sales                                         $  41,826         $  64,720
                                                   ================ =================

Segment operating income:
   Conveyor equipment                                  $    1,138        $    2,963
   Mobile home products                                        72               134
   Other                                                       43                 7
                                                   ---------------- -----------------
Total segment operating income                              1,253             3,104
   Management fee                                              78               333
   Amortization expense                                       156               154
   Restructuring charges                                       44               191
   Corporate expense                                          325                95
                                                   ---------------- -----------------
Total operating income                                        650             2,331
   Interest expense                                         3,947             3,659
   Interest income                                           (245)             (258)
   Miscellaneous, net                                         (26)               62
                                                   ---------------- -----------------
Net loss                                               $   (3,026)        $  (1,132)
                                                   ================ =================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000



H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the $120 million Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes.

Summarized consolidating balance sheets as of March 31, 2000 and December 31, 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
                                The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
March 31, 2000:
Current assets:
   Cash and cash equivalents       $  22,605    $        833    $        123  $            -    $    23,561
   Accounts receivable, net              153          19,656           4,642            (200)        24,251
   Inventories                             -          28,621           4,424               -         33,045
   Other current assets                   (2)            427             166               -            591
                              -------------------------------------------------------------------------------
Total current assets                  22,756          49,537           9,355            (200)        81,448
Property, plant, and
   equipment, net                          -          10,731           5,099               -         15,830
Goodwill, net                              -          18,069             840               -         18,909
Investment in subsidiaries            60,009          18,287               -         (78,296)             -
Deferred financing costs               3,639               -               -               -          3,639
Other assets                             129           1,821             441          (1,612)           779
                              -------------------------------------------------------------------------------
Total assets                       $  86,533       $  98,445       $  15,735      $  (80,108)    $  120,605
                              ===============================================================================

Current liabilities:
   Notes payable                $          -      $    9,584      $    2,881     $      (482)   $    11,983
   Trade accounts payable                387          14,063           3,756            (515)        17,691
   Accrued compensation and
     employee benefits                     -           4,303             579               -          4,882
   Accrued interest                    6,600               -               -               -          6,600
   Other accrued liabilities             171           2,996           1,644            (786)         4,025
   Current maturities of
     long-term obligations                 -           2,593              10               -          2,603
                              -------------------------------------------------------------------------------
Total current liabilities              7,158          33,539           8,870          (1,783)        47,784
Senior notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,482             184               -          2,666
Stockholder's equity                 (40,625)         62,424           6,681         (78,325)       (49,845)
   (deficit)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $  86,533       $  98,445       $  15,735      $  (80,108)    $  120,605
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000



H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
                                The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
December 31, 1999:
Current assets:
   Cash and cash equivalents      $   17,244    $        955    $        101  $            -    $    18,300
   Accounts receivable, net            2,039          24,797           5,759          (2,126)        30,469
   Inventories                             -          27,578           3,750               -         31,328
   Other current assets                   36           1,544             361               -          1,941
                              -------------------------------------------------------------------------------
Total current assets                  19,319          54,874           9,971          (2,126)        82,038
Property, plant, and
   equipment, net                          -          11,259           5,443               -         16,702
Goodwill, net                              -          18,736             907               -         19,643
Investment in subsidiaries            60,009          19,800               -         (79,809)             -
Deferred financing costs               3,769               -               -               -          3,769
Other assets                             141              31           1,099            (520)           751
                              -------------------------------------------------------------------------------
Total assets                       $  83,238      $  104,700       $  17,420      $  (82,455)    $  122,903
                              ===============================================================================

Current liabilities:
   Notes payable                $          -     $     6,779      $    2,311    $       (489)  $      8,601
   Trade accounts payable                387          17,022           6,242          (2,145)        21,506
   Accrued compensation and
     employee benefits                     -           4,553             538               -          5,091
   Accrued interest                    3,300               -               -               -          3,300
   Other accrued liabilities             171           3,949             136              (1)         4,255
   Current maturities of
     long-term obligations                 -           3,120              21               -          3,141
                              -------------------------------------------------------------------------------
Total current liabilities              3,858          35,423           9,248          (2,635)        45,894
Senior notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,675             212               -          2,887
Stockholder's equity                 (40,620)         66,602           7,960         (79,820)       (45,878)
(deficit)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity            $  83,238      $  104,700       $  17,420      $  (82,455)    $  122,903
   (deficit)
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating income statements for the three months ended March 31, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                       Combined      Combined
                                                      Guarantor    Non-Guarantor
                                       The Company   Subsidiaries  Subsidiaries   Eliminations     Total
                                      -------------- ------------- -------------- ------------- -------------
Three months ended March 31, 2000:
Net sales                             $          -     $  35,798       $  6,028        $    -     $  41,826
Cost of products sold                            -        29,711          5,448             -        35,159
                                      -------------- ------------- -------------- ------------- -------------
Gross profit                                     -         6,087            580             -         6,667
Total operating expenses                       337         4,717            963             -         6,017
                                      -------------- ------------- -------------- ------------- -------------
Operating income (loss)                       (337)        1,370           (383)            -           650
Interest expense                             3,442           431             74             -         3,947
Interest income                               (245)            -              -             -          (245)
Miscellaneous, net                               -           (21)            (5)            -           (26)
                                      -------------- ------------- -------------- ------------- -------------
Net income (loss)                        $  (3,534)   $      960       $   (452)       $    -     $  (3,026)
                                      ============== ============= ============== ============= =============



                                                       Combined      Combined
                                                      Guarantor    Non-Guarantor
                                       The Company   Subsidiaries  Subsidiaries   Eliminations     Total
                                      -------------- ------------- -------------- ------------- -------------
Three months ended March 31, 1999:
Net sales                               $        -     $  41,930      $  22,904       $  (114)    $  64,720
Cost of products sold                            -        32,894         22,593          (114)       55,373
                                      -------------- ------------- -------------- ------------- -------------
Gross profit                                     -         9,036            311             -         9,347
Total operating expenses                       104         4,312          2,600             -         7,016
                                      -------------- ------------- -------------- ------------- -------------
Operating income (loss)                       (104)        4,724         (2,289)            -         2,331
Interest expense                             3,442           (61)           278             -         3,659
Interest income                               (258)            -              -             -          (258)
Miscellaneous, net                               -            53              9             -            62
                                      -------------- ------------- -------------- ------------- -------------
Net income (loss)                        $  (3,288)    $   4,732     $   (2,576)    $       -    $   (1,132)
                                      ============== ============= ============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000


 H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the three months ended
March 31, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                       Combined      Combined
                                                      Guarantor    Non-Guarantor
                                       The Company   Subsidiaries  Subsidiaries   Eliminations     Total
                                      -------------- ------------- -------------- ------------- -------------
Three months ended March 31, 2000:
Net cash provided by (used in)
   operating activities                $         3     $   4,158      $  (1,692)        $   2    $    2,471

Investing activities:
   Purchases of property, plant,
    and equipment                                -          (250)           (54)            -          (304)
   Proceeds from sale of property,
     plant, and equipment                        -           103              -             -           103
                                      -------------- ------------- -------------- ------------- -------------
Net cash used in investing                       -          (147)           (54)            -          (201)
   activities
                                      -------------- ------------- -------------- ------------- -------------

Financing activities:
   Net increase in borrowings on
     notes payable                               -         2,904            622             -         3,526
   Principal payments on long-term
     obligations                                 -          (503)           (24)            -          (527)
   Distributions for interest on
     senior notes                            5,358        (5,358)             -             -             -
   Intercompany loan activity                    -        (1,174)         1,174             -             -
                                      -------------- ------------- -------------- ------------- -------------
Net cash provided by (used in)
   financing activities                      5,358        (4,131)         1,772             -         2,999
Exchange rate changes on cash                    -            (2)            (4)           (2)           (8)
                                      -------------- ------------- -------------- ------------- -------------
Increase (decrease) in cash and
   cash equivalents                          5,361          (122)            22             -         5,261
Cash and cash equivalents at
   beginning of period                      17,244           955            101             -        18,300
                                      -------------- ------------- -------------- ------------- -------------
Cash and cash equivalents at end of
   period                                $  22,605    $      833      $     123        $    -     $  23,561
                                      ============== ============= ============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000


 H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                       Combined      Combined
                                                      Guarantor    Non-Guarantor
                                       The Company   Subsidiaries  Subsidiaries   Eliminations     Total
                                      -------------- ------------- -------------- ------------- -------------
Three months ended March 31, 1999:
Net cash provided by (used in)
   operating activities                  $    (233)     $  5,881      $  (1,631)      $    74     $   4,091

Investing activities:
   Purchases of property, plant,
    and equipment                                -          (559)           (22)            -          (581)
   Proceeds from sale of property,
     plant, and equipment                        -            22              5             -            27
                                      -------------- ------------- -------------- ------------- -------------
Net cash used in investing                       -          (537)           (17)            -          (554)
   activities
                                      -------------- ------------- -------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                 -           403         (1,029)         (403)       (1,029)
   Principal payments on long-term
     obligations                                 -           (23)          (245)            -          (268)
   Distributions for income taxes                -        (1,211)             -             -        (1,211)
   Distributions for interest on
     senior notes                            3,300        (3,300)             -             -             -
   Intercompany loan activity                    -             -           (342)          342             -
                                      -------------- ------------- -------------- ------------- -------------
Net cash provided by (used in)
   financing activities                      3,300        (4,131)        (1,616)          (61)       (2,508)
Exchange rate changes on cash                    -             -            206           (13)          193
                                      -------------- ------------- -------------- ------------- -------------
Increase (decrease) in cash and
   cash equivalents                          3,067         1,213         (3,058)            -         1,222
Cash and cash equivalents at
   beginning of period                      19,969           684          5,698             -        26,351
                                      -------------- ------------- -------------- ------------- -------------
Cash and cash equivalents at end of
   period                                $  23,036      $  1,897      $   2,640       $     -     $  27,573
                                      ============== ============= ============== ============= =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 30, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2000 and 1999.

                                 Three months ended March
                                            31
                                 --------------------------
                                    2000          1999

Net sales                          100.0%        100.0%
Cost of products sold               84.1         85.6
Gross profit                        15.9         14.4
SG&A expenses                       13.7          9.8
Management fee                       0.1          0.5
Amortization expense                 0.4          0.2
Restructuring charges                0.1          0.3
Operating income                     1.6          3.6

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31,
1999:

Net Sales
---------
Net sales for the quarter decreased by $22.9 million, or 35%, from $64.7 million in 1999 to $41.8 million in 2000. Net sales in the Company's domestic conveyor equipment segment decreased by $6.8 million. This decrease is due to the continuation of lower capital spending in the domestic coal industry. Net sales in the Company's foreign conveyor equipment segment declined by $13.7 million, primarily due to a decrease in the Company's Australian subsidiary of $12.8 million. The sales decrease in Australia is the result of the completion in the first quarter of 1999 of major projects begun in 1998 that were not repeated in the first quarter of 2000. Net sales in the Company's mobile home products business decreased by $2.6 million due to increasing softness in the mobile home market. Net sales in the Company's other business increased by $0.2 million.

Gross Profit
------------
Gross profit for the quarter decreased by $2.6 million, or 28%, from $9.3 million in 1999 to $6.7 million in 2000. Gross profit in the Company's conveyor equipment segment decreased $2.6 million. The domestic conveyor equipment segment decreased $2.7 million due to lower sales volume and lower sales margin from the corresponding quarter of 1999. The lower sales margin is due to reduced overhead absorption resulting from the reduced sales volume. Gross profit in the Company's foreign conveyor equipment business increased $0.1 million.

SG&A Expenses
-------------
SG&A expenses for the quarter decreased by $0.6 million, or 9%, from $6.3 million in 1999 to $5.7 million in 2000. This decrease is the result of the favorable impact of the restructuring initiatives in the foreign subsidiaries combined with a reduction in domestic manpower that occurred in the third quarter of 1999.

Operating Income
----------------
Operating income for the quarter decreased by $1.6 million, or 70%, from $2.3 million in 1999 to $0.7 million in 2000. The decrease is the result of the decrease in gross profit of $2.6 million, offset by reduced SG&A expenses of $0.6 million, a decrease in management fees of $0.3 million, and a decrease in restructuring charges of $0.1 million.

Restructuring Charges
---------------------
The Company incurred restructuring charges of approximately $44,000 and $191,000 in the first three months of 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,278,000. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 210 employees and relocation costs. As of March 31, 2000, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,216,000 of the charges incurred to date. As a result of business conditions in Australia, the Company plans further restructuring in the second quarter of 2000.

Backlog
-------
Backlog at March 31, 2000 was $36.7 million, an increase of $7.0 million, or 24%, from $29.7 million at December 31, 1999. The increase is primarily attributable to an increase of $4.4 million at the Company's domestic conveyor operations and an increase of $3.0 million at the Company's Australian subsidiary. Backlog at the Company's United Kingdom and South African subsidiaries decreased by $0.4 million. Management believes that in excess of 95% of the backlog will be shipped in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.5 million and $4.1 million for the three months ending March 31, 2000 and 1999, respectively. Net cash provided by operating activities in 2000 resulted primarily from a net loss of $(3.0) million, offset by depreciation and amortization of $1.0 million and a net decrease in operating assets and liabilities of $4.5 million. Net cash provided by operating activities in 1999 resulted primarily from a net loss of $(1.1) million, offset by depreciation and amortization of $1.0 million and a net decrease in operating assets and liabilities of $4.2 million.

Net cash used in investing activities was $0.2 million and $0.6 million for the three months ending March 31, 2000 and 1999, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $3.0 million and $(2.5) million for the three months ending March 31, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 resulted from a net increase in borrowings on notes payable of $3.5 million offset by principal payments on long-term obligations of $(0.5) million. Net cash used in financing activities in 1999 represents a net decrease in borrowings on notes payable of $1.0 million, principal payments on long-term obligations of $0.3 million, and distributions of $1.2 million for the payment of income taxes for the 1998 income tax year.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. At March 31, 2000, the Company had cash and cash equivalents of $23.6 million and a credit facility line with $17.8 million available for use.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $(0.9) million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.


                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate
                                                                                              Fair
                                                                                              Value,
(dollars in thousands)        2000    2001     2002     2003     2004   Thereafter    Total    3/31/00
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000   $ 30,000
     Average interest rate       11%     11%      11%      11%      11%         11%


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

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By: /s/ Jimmy L. Dickinson
                                        ------------------------------
                                        Jimmy L. Dickinson

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                         Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By: /s/ Jimmy L. Dickinson
                                        ------------------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By: /s/ Lawrence Kukulski
                                        ------------------------------
                                        Lawrence Kukulski

                                        Vice President - Finance and
                                        Administration (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  May 12, 2000

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits



  Exhibit
   Number     Description of Exhibit
   ------     ----------------------
    3.1       Certificate of Incorporation of Continental Global Group, Inc., as currently in effect.     *

    3.2       By-Laws of Continental Global Group, Inc., as currently in effect.                          *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment Company, as currently      *
              in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently in effect.                *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as currently in effect.           *

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

    (e)       Amendment VI, dated as of March 28, 2000, to the Revolving Credit
              Facility, dated as of September 14, 1992, among Continental
              Conveyor & Equipment Company, Goodman Conveyor Company, and Bank
              One, Cleveland, NA. (Filed as Exhibit 10.1 (e) to the Company's
              Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

    10.2      Asset Purchase Agreement, dated as of March 3, 1997, among                                  *
              Continental Conveyor & Equipment Company, Process Technology
              Holdings, Inc., and W.S. Tyler Incorporated, relating to the
              Hewitt-Robins acquisition.

                         Continental Global Group, Inc.

                                    Form 10-Q

                          Index of Exhibits (Continued)

    10.3      Management Agreement, dated as of April 1, 1997, between                                    *
              Continental Global Group, Inc. and Nesco, Inc.

    10.4      Tax Payment Agreement, dated as of April 1, 1997, among                                     *
              Continental Global Group, Inc., Continental Conveyor & Equipment
              Company, Goodman Conveyor Company, and NES Group, Inc.

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

    10.6      Credit Facility, dated as of July 18, 1999, among Continental
              Conveyor & Equipment Pty. Ltd. and its subsidiaries and the National Australia Bank Limited. (Filed as Exhibit 10.6 to the
              Company's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

     27       Financial Data Schedule (filed electronically only)

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.