Form 10-Q
period 2000-06-30
CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO; GOODMAN CONVEYOR CO
filed 2000-08-11
CIK 1039785, 24008, 1039786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

As of July 31, 2000, there were 100 shares of the registrant's common stock outstanding.

                                     INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
Part I      Financial Information

            Item 1        Financial Statements (Unaudited)                                              1

                          Condensed Consolidated Balance Sheets
                          June 30, 2000 and December 31, 1999                                           2

                          Condensed Consolidated Statements of Operations
                          Three Months and Six Months ended June 30, 2000 and 1999                      3

                          Condensed Consolidated Statements of Cash Flows
                          Six Months ended June 30, 2000 and 1999                                       4

                          Notes to Condensed Consolidated Financial Statements                       5-13

            Item 2        Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                     14-17

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                   18

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                             19

            Signatures                                                                                 20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                   June 30               December 31
                                                                     2000                   1999
                                                                 -----------------------------------
                                                                 (Unaudited)              (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                     $ 16,901,289           $ 18,299,610
   Accounts receivable, net                                        24,216,439             30,469,614
   Inventories                                                     33,339,860             31,327,817
   Other current assets                                             1,219,245              1,940,793
                                                                 -----------------------------------
Total current assets                                               75,676,833             82,037,834

Property, plant and equipment                                      26,781,484             27,007,610
Less accumulated depreciation                                      10,945,475             10,305,220
                                                                 -----------------------------------
                                                                   15,836,009             16,702,390

Goodwill, net                                                      18,684,094             19,642,467
Deferred financing costs                                            3,509,340              3,769,291
Other assets                                                          801,304                750,845
                                                                 -----------------------------------

                                                                 $114,507,580           $122,902,827
                                                                 ===================================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                 $ 13,272,804           $  8,600,499
   Trade accounts payable                                          17,297,084             21,506,028
   Accrued compensation and employee benefits                       5,056,998              5,090,694
   Accrued interest on senior notes                                 3,300,000              3,300,000
   Other accrued liabilities                                        3,555,719              4,255,416
   Current maturities of long-term obligations                      2,443,318              3,140,588
                                                                 -----------------------------------
Total current liabilities                                          44,925,923             45,893,225

Senior notes                                                      120,000,000            120,000,000
Other long-term obligations, less current maturities                3,136,379              2,887,477

Stockholder's equity (deficit):
   Common stock, no par value, authorized 1,500 shares,
     issued and outstanding 100 shares at stated value
     of $5 per share                                                      500                    500
   Paid-in capital                                                  1,993,188              1,993,188
   Accumulated deficit                                            (51,445,719)           (45,081,586)
   Accumulated other comprehensive loss                            (4,102,691)            (2,789,977)
                                                                 -----------------------------------
                                                                  (53,554,722)           (45,877,875)
                                                                 -----------------------------------

                                                                 $114,507,580           $122,902,827
                                                                 ===================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                           Three months ended June 30                    Six months ended June 30
                                           2000                  1999                  2000                   1999
                                       ---------------------------------           ----------------------------------
                                                  (Unaudited)                                 (Unaudited)
Net sales                              $40,453,570           $50,814,569           $82,279,369           $115,534,373
Cost of products sold                   34,182,598            43,653,548            69,341,104             99,026,562
                                       ---------------------------------           ----------------------------------
Gross profit                             6,270,972             7,161,021            12,938,265             16,507,811

Operating expenses:
   Selling and engineering               3,213,153             3,988,029             6,555,288              8,009,424
   General and administrative            2,379,001             2,474,602             4,775,309              4,791,118
   Management fee                           54,456               (98,176)              132,932                235,016
   Amortization expense                    153,647               155,162               309,881                308,708
   Restructuring charges                   166,325               253,518               210,393                444,988
                                       ---------------------------------           ----------------------------------
Total operating expenses                 5,966,582             6,773,135            11,983,803             13,789,254
                                       ---------------------------------           ----------------------------------
Operating income                           304,390               387,886               954,462              2,718,557

Other expenses:
   Interest expense                      3,918,297             3,687,012             7,865,499              7,345,706
   Interest income                        (253,138)             (186,486)             (498,000)              (444,816)
   Miscellaneous, net                      (22,311)               46,590               (48,904)               109,034
                                       ---------------------------------           ----------------------------------
Total other expenses                     3,642,848             3,547,116             7,318,595              7,009,924
                                       ---------------------------------           ----------------------------------

Net loss                               $(3,338,458)          $(3,159,230)          $(6,364,133)          $ (4,291,367)
                                       ==================================          ==================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                           Six months ended June 30
                                                                          2000                  1999
                                                                      ---------------------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                           $(6,364,133)          $(4,291,367)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                        1,573,799             1,746,742
     Amortization of deferred financing costs                             259,951               259,951
     Loss (gain) on disposal of assets                                      2,471               (81,417)
     Changes in operating assets and liabilities                         (489,523)           (3,217,973)
                                                                      ---------------------------------
Net cash used in operating activities                                  (5,017,435)           (5,584,064)
                                                                      ---------------------------------

Investing activities:
   Purchases of property, plant, and equipment                         (1,134,491)           (2,834,896)
   Proceeds from sale of property, plant, and equipment                    87,570               237,744
                                                                      ---------------------------------
Net cash used in investing activities                                  (1,046,921)           (2,597,152)
                                                                      ---------------------------------

Financing activities:
   Net increase in borrowings on notes payable                          4,902,044             1,995,266
   Proceeds from long-term obligations                                    775,888             1,600,000
   Principal payments on long-term obligations                           (950,886)             (502,360)
   Distributions for income taxes                                              --            (1,426,199)
                                                                      ---------------------------------
Net cash provided by financing activities                               4,727,046             1,666,707
Effect of exchange rate changes on cash                                   (61,011)              273,966
                                                                      ---------------------------------
Decrease in cash and cash equivalents                                  (1,398,321)           (6,240,543)
Cash and cash equivalents at beginning of period                       18,299,610            26,350,700
                                                                      ---------------------------------

Cash and cash equivalents at end of period                            $16,901,289           $20,110,157
                                                                      =================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1999, included in the Form 10-K filed by the Company on March 30, 2000.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C. INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 64% and 62% of inventories at June 30, 2000 and December 31, 1999, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,527,000 at June 30, 2000 and December 31, 1999.

D. RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $210,000 and $445,000 in the first six months of 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,444,000. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance costs for approximately 220 employees and relocation costs. As of June 30, 2000, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,385,000 of the charges incurred to date.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


E. COMPREHENSIVE LOSS

The components of comprehensive loss for the three month and six month periods ended June 30, 2000 and 1999 are as follows:

                                                Three months ended June 30                   Six months ended June 30
                                                2000                  1999                  2000                  1999
                                            ---------------------------------           ---------------------------------
Net loss                                    $(3,338,458)          $(3,159,230)          $(6,364,133)          $(4,291,367)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                (371,641)              476,683            (1,312,714)              719,035
                                            ---------------------------------           ---------------------------------

Comprehensive loss                          $(3,710,099)          $(2,682,547)          $(7,676,847)          $(3,572,332)
                                            =================================           =================================

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

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


G. SEGMENT INFORMATION

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation, monitoring and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment the Company also sells mounted tires and rims to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

                                         Three months ended June 30            Six months ended June 30
                                           2000              1999               2000               1999
                                         --------------------------           --------------------------
                                               (in thousands)                       (in thousands)
Net sales:
   Conveyor equipment                     $34,630           $42,072           $69,500           $ 97,420
   Manufactured housing products            5,377             8,053            11,605             16,923
   Other                                      447               690             1,174              1,191
                                          -------------------------           --------------------------
Total net sales                           $40,454           $50,815           $82,279           $115,534
                                          =========================           ==========================

Segment operating income:
   Conveyor equipment                     $   980           $   882           $ 2,119           $  3,846
   Manufactured housing products              (44)              (21)               28                113
   Other                                       44                (1)               87                  6
                                          -------------------------           --------------------------
Total segment operating income                980               860             2,234              3,965
   Management fee                              54               (98)              133                235
   Amortization expense                       154               155               310                309
   Restructuring charges                      166               254               210                445
   Corporate expense                          302               161               627                257
                                          -------------------------           --------------------------
Total operating income                        304               388               954              2,719
   Interest expense                         3,918             3,687             7,865              7,346
   Interest income                           (253)             (187)             (498)              (445)
   Miscellaneous, net                         (23)               47               (49)               109
                                          -------------------------           --------------------------
Net loss                                  $(3,338)          $(3,159)          $(6,364)          $ (4,291)
                                          =========================           ==========================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the $120 million Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes. The Australian subsidiaries became guarantors of the Senior Notes effective September 23, 1999. Prior to this date, CCE and GCC were the only guarantors of the Senior Notes. The summarized consolidating statements of operations for the three months and six months ended June 30, 1999 have been restated to reflect the operations of the Company's guarantor Australian subsidiaries in the "Combined Guarantor Subsidiaries" column.

Summarized consolidating balance sheets as of June 30, 2000 and December 31, 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined          Combined
                                                        Guarantor       Non-Guarantor
                                    The Company       Subsidiaries       Subsidiaries       Eliminations        Total
                                    ----------------------------------------------------------------------------------
June 30, 2000:
Current assets:
   Cash and cash equivalents          $ 16,212           $   593             $    96          $     --        $ 16,901
   Accounts receivable, net                 --            18,897               5,366               (47)         24,216
   Inventories                              --            29,679               3,661                --          33,340
   Other current assets                  2,953               902                 206            (2,841)          1,220
                                      --------------------------------------------------------------------------------
Total current assets                    19,165            50,071               9,329            (2,888)         75,677
Property, plant, and
   equipment, net                           --            11,055               4,781                --          15,836
Goodwill, net                               --            17,871                 813                --          18,684
Investment in subsidiaries              60,009            18,158                  --           (78,167)             --
Deferred financing costs                 3,509                --                  --                --           3,509
Other assets                               116             2,496                 426            (2,237)            801
                                      --------------------------------------------------------------------------------
Total assets                          $ 82,799           $99,651             $15,349          $(83,292)       $114,507
                                      ================================================================================

Current liabilities:
   Notes payable                      $     --           $11,217             $ 3,131          $ (1,075)       $ 13,273
   Trade accounts payable                  385            15,476               4,683            (3,247)         17,297
   Accrued compensation and
     employee benefits                      --             4,395                 662                --           5,057
   Accrued interest                      3,300                --                  --                --           3,300
   Other accrued liabilities               171             3,161                 939              (715)          3,556
   Current maturities of
     long-term obligations                  --             2,433                  10                --           2,443
                                      --------------------------------------------------------------------------------
Total current liabilities                3,856            36,682               9,425            (5,037)         44,926
Senior notes                           120,000                --                  --                --         120,000
Other long-term obligations                 --             2,966                 170                --           3,136
Stockholder's equity
(deficit)                              (41,057)           60,003               5,754           (78,255)        (53,555)
                                      --------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                          $ 82,799           $99,651             $15,349          $(83,292)       $114,507
                                      ================================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                        Combined          Combined
                                                        Guarantor       Non-Guarantor
                                    The Company       Subsidiaries       Subsidiaries       Eliminations        Total
                                    ----------------------------------------------------------------------------------

December 31, 1999:
Current assets:
   Cash and cash equivalents          $ 17,244          $    955          $   101            $     --         $ 18,300
   Accounts receivable, net              2,039            24,797            5,759              (2,126)          30,469
   Inventories                              --            27,578            3,750                  --           31,328
   Other current assets                     36             1,544              361                  --            1,941
                                      --------------------------------------------------------------------------------
Total current assets                    19,319            54,874            9,971              (2,126)          82,038
Property, plant, and
   equipment, net                           --            11,259            5,443                  --           16,702
Goodwill, net                               --            18,736              907                  --           19,643
Investment in subsidiaries              60,009            19,800               --             (79,809)              --
Deferred financing costs                 3,769                --               --                  --            3,769
Other assets                               141                31            1,099                (520)             751
                                      --------------------------------------------------------------------------------
Total assets                          $ 83,238          $104,700          $17,420            $(82,455)        $122,903
                                      ================================================================================

Current liabilities:
   Notes payable                      $     --          $  6,779          $ 2,311            $   (489)        $  8,601
   Trade accounts payable                  387            17,022            6,242              (2,145)          21,506
   Accrued compensation and
     employee benefits                      --             4,553              538                  --            5,091
   Accrued interest                      3,300                --               --                  --            3,300
   Other accrued liabilities               171             3,949              136                  (1)           4,255
   Current maturities of
     long-term obligations                  --             3,120               21                  --            3,141
                                      --------------------------------------------------------------------------------
Total current liabilities                3,858            35,423            9,248              (2,635)          45,894
Senior notes                           120,000                --               --                  --          120,000
Other long-term obligations                 --             2,675              212                  --            2,887
Stockholder's equity
(deficit)                              (40,620)           66,602            7,960             (79,820)         (45,878)
                                      --------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                          $ 83,238          $104,700          $17,420            $(82,455)        $122,903
                                      ================================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                               Combined          Combined
                                               The            Guarantor        Non-Guarantor
                                             Company         Subsidiaries       Subsidiaries       Eliminations        Total
                                             ---------------------------------------------------------------------------------
Three months ended June 30, 2000:
Net sales                                    $    --           $ 35,192           $ 5,262           $    --           $ 40,454
Cost of products sold                             --             29,066             5,117                --             34,183
                                             ---------------------------------------------------------------------------------
Gross profit                                      --              6,126               145                --              6,271
Total operating expenses                         314              4,736               917                --              5,967
                                             ---------------------------------------------------------------------------------
Operating income (loss)                         (314)             1,390              (772)               --                304
Interest expense                               3,442                418                58                --              3,918
Interest income                                 (253)                --                --                --               (253)
Miscellaneous, net                                --                (20)               (3)               --                (23)
                                             ---------------------------------------------------------------------------------
Net income (loss)                            $(3,503)          $    992           $  (827)          $    --           $ (3,338)
                                             =================================================================================

                                                               Combined          Combined
                                               The            Guarantor        Non-Guarantor
                                             Company         Subsidiaries       Subsidiaries       Eliminations        Total
                                             ---------------------------------------------------------------------------------
Three months ended June 30, 1999:
Net sales                                    $    --           $ 45,157           $ 5,658           $    --           $ 50,815
Cost of products sold                             --             38,346             5,308                --             43,654
                                             ---------------------------------------------------------------------------------
Gross profit                                      --              6,811               350                --              7,161
Total operating expenses                         174              5,396             1,203                --              6,773
                                             ---------------------------------------------------------------------------------
Operating income (loss)                         (174)             1,415              (853)               --                388
Interest expense                               3,445                203                39                --              3,687
Interest income                                 (187)                --                --                --               (187)
Miscellaneous, net                                --                 42                 5                --                 47
                                             ---------------------------------------------------------------------------------
Net income (loss)                            $(3,432)          $  1,170           $  (897)          $    --           $ (3,159)
                                             =================================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                               Combined          Combined
                                               The            Guarantor        Non-Guarantor
                                             Company         Subsidiaries       Subsidiaries       Eliminations        Total
                                             ---------------------------------------------------------------------------------
Six months ended June 30, 2000:
Net sales                                    $    --           $ 70,990           $11,290           $    (1)          $ 82,279
Cost of products sold                             --             58,777            10,565                (1)            69,341
                                             ---------------------------------------------------------------------------------
Gross profit                                      --             12,213               725                --             12,938
Total operating expenses                         651              9,453             1,880                --             11,984
                                             ---------------------------------------------------------------------------------
Operating income (loss)                         (651)             2,760            (1,155)               --                954
Interest expense                               6,884                849               132                --              7,865
Interest income                                 (498)                --                --                --               (498)
Miscellaneous, net                                --                (41)               (8)               --                (49)
                                             ---------------------------------------------------------------------------------
Net income (loss)                            $(7,037)          $  1,952           $(1,279)          $    --           $ (6,364)
                                             =================================================================================

                                                               Combined          Combined
                                               The            Guarantor        Non-Guarantor
                                             Company         Subsidiaries       Subsidiaries       Eliminations        Total
                                             ---------------------------------------------------------------------------------
Six months ended June 30, 1999:
Net sales                                    $    --           $102,924           $12,610           $    --           $115,534
Cost of products sold                             --             87,584            11,442                --             99,026
                                             ---------------------------------------------------------------------------------
Gross profit                                      --             15,340             1,168                --             16,508
Total operating expenses                         278             11,113             2,398                --             13,789
                                             ---------------------------------------------------------------------------------
Operating income (loss)                         (278)             4,227            (1,230)               --              2,719
Interest expense                               6,887                370                89                --              7,346
Interest income                                 (445)                --                --                --               (445)
Miscellaneous, net                                --                 95                14                --                109
                                             ---------------------------------------------------------------------------------
Net income (loss)                            $(6,720)          $  3,762           $(1,333)          $    --           $ (4,291)
                                             =================================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the six months ended June 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                               Combined          Combined
                                               The            Guarantor        Non-Guarantor
                                             Company         Subsidiaries       Subsidiaries       Eliminations        Total
                                             ---------------------------------------------------------------------------------
Six months ended June 30, 2000:
Net cash provided by (used in)
   operating activities                      $(7,632)          $  4,553           $(1,942)          $     3           $ (5,018)

Investing activities:
   Purchases of property, plant,
    and equipment                                 --             (1,046)              (88)               --             (1,134)
   Proceeds from sale of property,
     plant, and equipment                         --                 87                --                --                 87
                                             ---------------------------------------------------------------------------------
Net cash used in investing                        --               (959)              (88)               --             (1,047)
   activities
                                             ---------------------------------------------------------------------------------

Financing activities:
   Net increase in borrowings on
     notes payable                                --              4,537               365                --              4,902
   Proceeds from long-term
     obligations                                  --                776                --                --                776
   Principal payments on long-term
     obligations                                  --               (918)              (33)               --               (951)
   Distributions for interest on
     senior notes                              6,600             (6,600)               --                --                 --
   Intercompany loan activity                     --             (1,721)            1,721                --                 --
                                             ---------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                        6,600             (3,926)            2,053                --              4,727
Exchange rate changes on cash                     --                (30)              (28)               (3)               (61)
                                             ---------------------------------------------------------------------------------
Decrease in cash and cash                     (1,032)              (362)               (5)               --             (1,399)
   equivalents
Cash and cash equivalents at
   beginning of period                        17,244                955               101                --             18,300
                                             ---------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                    $16,212           $    593           $    96           $    --           $ 16,901
                                             =================================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 2000


H. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                               Combined          Combined
                                               The            Guarantor        Non-Guarantor
                                             Company         Subsidiaries       Subsidiaries       Eliminations        Total
                                             ---------------------------------------------------------------------------------
Six months ended June 30, 1999:
Net cash provided by (used in)
   operating activities                      $(6,215)          $  9,931           $(7,013)          $(2,287)          $ (5,584)

Investing activities:
   Purchases of property, plant,
    and equipment                                 --             (2,767)              (68)               --             (2,835)
   Proceeds from sale of property,
     plant, and equipment                         --                 23               215                --                238
   Investment in subsidiaries                 (1,300)                --             1,300                --                 --
                                             ---------------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                       (1,300)            (2,744)            1,447                --             (2,597)
                                             ---------------------------------------------------------------------------------

Financing activities:
   Net increase in borrowings on
     notes payable                                --              1,216               472               307              1,995
   Proceeds from long-term
     obligations                                  --              1,600                --                --              1,600
   Principal payments on long-term
     obligations                                  --                (47)             (455)               --               (502)
   Distributions for income taxes                 --             (1,426)               --                --             (1,426)
   Distributions for interest on
     senior notes                              6,600             (6,600)               --                --                 --
   Intercompany loan activity                     --             (1,639)             (322)            1,961                 --
                                             ---------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                        6,600             (6,896)             (305)            2,268              1,667
Exchange rate changes on cash                     --                 --               254                19                273
                                             ---------------------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                             (915)               291            (5,617)               --              (6241)
Cash and cash equivalents at
   beginning of period                        19,969                684             5,698                --             26,351
                                             ---------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                    $19,054           $    975           $    81           $    --           $ 20,110
                                             =================================================================================



I. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective for the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 may have on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 30, 2000.

GENERAL

The Company believes it is a leading international manufacturer and supplier of conveyor equipment for use in the coal mining industry. The Company estimates it has the largest share of the United States market for idlers used in above ground conveyor equipment and a significant share of the United States underground coal mining conveyor equipment market. The Company is an international conveyor equipment manufacturer and in addition to operations in the United States has manufacturing operations in Australia, the United Kingdom, and South Africa.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2000 and 1999.

                                    Three months ended         Six months ended
                                         June 30                   June 30
                                   --------------------       -------------------
                                    2000          1999         2000         1999
Net sales                          100.0%        100.0%       100.0%       100.0%
Cost of products sold               84.5          85.9         84.3         85.7
Gross profit                        15.5          14.1         15.7         14.3
SG&A expenses                       13.8          12.7         13.8         11.1
Management fee                       0.1          (0.2)         0.1          0.2
Amortization expense                 0.4           0.3          0.4          0.3
Restructuring charges                0.4           0.5          0.2          0.4
Operating income                     0.8           0.8          1.2          2.3

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

Net Sales
---------
Net sales decreased $10.3 million, or 20%, from $50.8 million in 1999 to $40.5 million in 2000. Net sales in the Company's domestic operations of the conveyor equipment segment decreased $1.6 million due to lower capital spending by the Company's major customers in the coal industry compared to the second quarter of 1999. Sales from the introduction of the Company's new "HC" product line partially offset the lower domestic sales. The Company's foreign operations of the conveyor equipment segment accounted for $5.8 million of the decrease due to decreases at the Australian and United Kingdom subsidiaries of $5.5 million and $0.3 million, respectively. The decrease in Australia resulted from the completion of major projects in 1999 that were not repeated in 2000 and also from soft market conditions in the coal industry. Net sales in the Company's manufactured housing products segment decreased $2.7 million due to decreases in production and shipments of manufactured homes. Net sales in the Company's other segment decreased $0.2 million.

Gross Profit
------------
Gross profit decreased $0.9 million, or 12%, from $7.2 million in 1999 to $6.3 million in 2000. Gross profit at the Company's domestic operations of the conveyor equipment segment and United

Kingdom subsidiary decreased $0.6 million and $0.2 million, respectively, primarily due to reduced sales volume. Gross profit at the Company's Australian subsidiary was unchanged despite lower sales due to slightly improved margins. Gross profit at the Company's manufactured housing products segment decreased $0.1 million.

Gross profit as a percentage of sales increased from 14.1% in 1999 to 15.5% in 2000. This increase is primarily due a favorable change in the mixture of domestic and foreign sales. Domestic sales, which had a higher gross profit percentage than foreign sales, were 76% of total sales in 2000 as compared to 69% in 1999.

SG&A Expenses
-------------
SG&A expenses decreased $0.9 million, or 14%, from $6.5 million in 1999 to $5.6 million in 2000. The decrease primarily occurred in the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives in the foreign subsidiaries and a reduction in domestic manpower that occurred in the third quarter of 1999.

Operating Income
----------------
Operating income decreased $0.1 million, or 25%, from $0.4 million in 1999 to $0.3 million in 2000. The decrease was the result of the $0.9 million decrease in gross profit, the $0.9 million decrease in SG&A expenses, a $0.2 million increase in management fees, and a $0.1 million decrease in restructuring charges.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

Net Sales
---------
Net sales decreased $33.2 million, or 29%, from $115.5 million in 1999 to $82.3 million in 2000. The Company's domestic operations of the conveyor equipment segment accounted for $8.3 million of the decrease due to the continuation of lower capital spending by the Company's major customers in the coal industry. Sales from the introduction of the Company's new "HC" product line partially offset the lower domestic sales. Net sales in the Company's foreign operations of the conveyor equipment segment decreased $19.6 million, primarily due to a decrease in sales at the Company's Australian subsidiary of $18.3 million. This decrease was primarily due to the completion of major projects in the first half of 1999 that were not repeated in the first half of 2000, combined with the soft market in the coal industry. Net sales in the Company's manufactured housing products segment decreased $5.3 million due to decreases in production and shipments of manufactured homes.

Gross Profit
------------
Gross profit decreased $3.6 million, or 22%, from $16.5 million in 1999 to $12.9 million in 2000. The Company's domestic operations of the conveyor equipment segment accounted for $3.3 million of this decrease. This decrease was the result of reduced sales volume. Gross profit in the Company's foreign operations of the conveyor equipment segment and manufactured housing products segment decreased $0.1 million and $0.2 million, respectively.

Gross profit as a percentage of sales increased from 14.3% in 1999 to 15.7% in 2000. This increase is primarily due a favorable change in the mixture of domestic and foreign sales. Domestic sales, which had a higher gross profit percentage than foreign sales, were 77% of total sales in 2000 as compared to 67% in 1999.

SG&A Expenses
-------------
SG&A expenses decreased $1.5 million, or 12%, from $12.8 million in 1999 to $11.3 million in 2000. SG&A expenses at the Company's conveyor equipment segment decreased $1.7 million due to the favorable impact of the restructuring initiatives in the foreign subsidiaries combined with a reduction in domestic manpower that occurred in the third quarter of 1999. SG&A expenses at the Company's manufactured housing products and other business segments decreased by $0.2 million. SG&A expenses at the Company's corporate headquarters increased by $0.4 million primarily due to investment banking services.

Operating Income
----------------
Operating income decreased $1.8 million, or 67%, from $2.7 million in 1999 to $0.9 million in 2000. The decrease resulted from the $3.6 million decrease in gross profit, offset by decreases in SG&A expenses, management fees, and restructuring charges of $1.5 million, $0.1 million, and $0.2 million, respectively.

Restructuring Charges
---------------------
The Company incurred restructuring charges of approximately $0.2 million and $0.4 million in the first six months of 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2.44 million. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance costs for approximately 220 employees and relocation costs. As of June 30, 2000, the Company's Australian and United Kingdom subsidiaries have paid approximately $2.39 million of the charges incurred to date.

Backlog
-------
Backlog at June 30, 2000 was $45.4 million, an increase of $15.7 million, or 53%, from $29.7 million at December 31, 1999. The increase is primarily attributable to an increase of $9.1 million at the Company's domestic conveyor operations and an increase of $4.6 million at the Company's Australian subsidiary. Backlog at the Company's United Kingdom and South African subsidiaries increased by $2.0 million. Management believes that approximately 75% of the backlog will be shipped in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.0 million and $5.6 million for the six months ending June 30, 2000 and 1999, respectively. Net cash used in operating activities in 2000 resulted primarily from a net loss of $6.4 million, offset by depreciation and amortization of $1.8 million. Net cash used in operating activities in 1999 is primarily attributable to a net loss of $4.3 million and a net increase in operating assets of $3.2 million, offset by depreciation and amortization of $2.0 million.

Net cash used in investing activities was $1.0 million and $2.6 million for the six months ending June 30, 2000 and 1999, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $4.7 million and $1.7 million for the six months ending June 30, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 resulted from a net increase in borrowings on notes payable of $4.9 million and proceeds from long-term obligations of $0.8 million, offset by principal payments on long-term obligations of $1.0 million. The increase in borrowings on notes payable is due to an increase of $3.8 million at the Company's domestic operations and an increase of $1.1 million at the Company's foreign operations. The proceeds from long-term obligations completed the financing for the new idler line at the Company's domestic operations which began in 1999. Net cash provided by financing activities in 1999 represents a net increase in borrowings on notes payable of $2.0 million and proceeds from long-term obligations of $1.6 million, offset by principal payments on long-term obligations of $0.5 million and distributions of $1.4 million for the payment of income taxes, $1.2 million of which was for the payment of 1998 income taxes. The proceeds from long-term obligations were used for the purchase of a previously leased manufacturing facility in Colorado.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. At June 30, 2000, the Company had cash and cash equivalents of $16.9 million and a credit facility line with $14.2 million available for use.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $(1.3) million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively.

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

                                                      Interest Rate Sensitivity
                                                Principal Amount by Expected Maturity
                                                        Average Interest Rate

                                                                                                                      Fair
                                                                                                                     Value,
(dollars in thousands)             2000      2001      2002      2003      2004     Thereafter        Total         6/30/00
---------------------------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current portion
     Fixed Rate                    $--       $--       $--       $--       $--       $120,000        $120,000       $31,200
     Average interest rate          11%       11%       11%       11%       11%            11%


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

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONTINENTAL GLOBAL GROUP, INC.

                                By: /s/ Jimmy L. Dickinson
                                    --------------------------------------------
                                    Jimmy L. Dickinson

                                    Vice President and Chief Financial Officer
                                    (As duly authorized representative and as Principal Financial and Accounting Officer)

                                CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                By: /s/ Jimmy L. Dickinson
                                    --------------------------------------------
                                    Jimmy L. Dickinson

                                    Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                                GOODMAN CONVEYOR COMPANY

                                By: /s/ Lawrence Kukulski
                                    --------------------------------------------
                                    Lawrence Kukulski

                                    Vice President - Finance and Administration
                                    (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  August 11, 2000

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

    10.1
    (a)       Revolving Credit Facility, dated as of September 14, 1992, as amended by Amendments I,      *
              II, and III, among Continental Conveyor & Equipment Company, Goodman Conveyor Company,
              and Bank One, Cleveland, NA.

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

    10.2      Management Agreement, dated as of April 1, 1997, between Continental Global Group, Inc.     *
              and Nesco, Inc.

                         Continental Global Group, Inc.

                                    Form 10-Q

                          Index of Exhibits (Continued)

    10.3      Tax Payment Agreement, dated as of April 1, 1997, among Continental Global Group, Inc.,     *
              Continental Conveyor & Equipment Company, Goodman Conveyor Company, and NES Group, Inc.

    10.4      World Wide Purchase and Sale Agreement dated as of October 17, 1997, by and among
              Continental Conveyor International Inc., Joy Technologies, Inc., and certain affiliates of Joy Technologies Inc. (The "Purchase Agreement"). (All exhibits to the Purchase
              Agreement have been omitted, and Registrant will furnish supplementally to the
              Commission, upon request, a copy of any omitted exhibit.) (Filed as Exhibit 2.0 to Form
              8-K filed November 3, 1997, and is incorporated herein by reference.)

    10.5      Credit Facility, dated as of July 18, 1999, among Continental Conveyor & Equipment Pty.
              Ltd. and its subsidiaries and the National Australia Bank Limited. (Filed as Exhibit
              10.6 to the Company's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

     27       Financial Data Schedule (filed electronically only)

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.