Form 10-Q
period 2000-09-30
CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO; GOODMAN CONVEYOR CO
filed 2000-11-13
CIK 1039785, 24008, 1039786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

As of October 31, 2000, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                              Page
Part I      Financial Information                                                                            Number

            Item 1        Financial Statements (Unaudited)                                                       1

                          Condensed Consolidated Balance Sheets
                          September 30, 2000 and December 31, 1999                                               2

                          Condensed Consolidated Statements of Operations
                          Three Months and Nine Months ended September 30, 2000 and 1999                         3

                          Condensed Consolidated Statements of Cash Flows
                          Nine Months ended September 30, 2000 and 1999                                          4

                          Notes to Condensed Consolidated Financial Statements                                5-15

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         16-19

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            20

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      21

            Signatures                                                                                          22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                       September 30          December 31
                                                                           2000                 1999
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                           $    17,977,494     $     18,299,610
   Accounts receivable, net                                                 25,895,401           30,469,614
   Inventories                                                              31,392,896           31,327,817
   Other current assets                                                      1,340,271            1,940,793
                                                                    -------------------- --------------------
Total current assets                                                        76,606,062           82,037,834

Property, plant and equipment                                               25,930,046           27,007,610
Less accumulated depreciation                                               10,915,593           10,305,220
                                                                    -------------------- --------------------
                                                                            15,014,453           16,702,390

Goodwill, net                                                               17,866,743           19,642,467
Deferred financing costs                                                     3,379,365            3,769,291
Other assets                                                                   695,008              750,845
                                                                    -------------------- --------------------

                                                                        $  113,561,631       $  122,902,827
                                                                    ==================== ====================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                       $    13,718,469     $      8,600,499
   Trade accounts payable                                                   17,733,913           21,506,028
   Accrued compensation and employee benefits                                4,651,126            5,090,694
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Other accrued liabilities                                                 2,705,566            4,255,416
   Current maturities of long-term obligations                               2,015,281            3,140,588
                                                                    -------------------- --------------------
Total current liabilities                                                   47,424,355           45,893,225

Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,987,511            2,887,477

Stockholder's equity (deficit):
   As of September 30, 2000 - common stock, $0.01 par value,
    authorized 5,000,000 shares, issued and outstanding 100
    shares; As of December 31, 1999 - common stock, no par
    value, authorized 1,500 shares, issued and outstanding
    100 shares at stated value of $5 per share                                       1                  500
   Paid-in capital                                                           1,993,687            1,993,188
   Accumulated deficit                                                     (53,693,024)         (45,081,586)
   Accumulated other comprehensive loss                                     (5,150,899)          (2,789,977)
                                                                    -------------------- --------------------
                                                                           (56,850,235)         (45,877,875)
                                                                    -------------------- --------------------

                                                                        $  113,561,631       $  122,902,827
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                             Three months ended                    Nine months ended
                                                September 30                          September 30
                                           2000             1999                 2000             1999
                                     -----------------------------------   -----------------------------------
                                                (Unaudited)                           (Unaudited)

Net sales                               $ 40,645,830      $ 46,710,752       $ 122,925,199     $ 162,245,125
Cost of products sold                     33,705,446        39,338,980         103,046,550       138,365,542
                                     -----------------------------------   -----------------------------------
Gross profit                               6,940,384         7,371,772          19,878,649        23,879,583

Operating expenses:
   Selling and engineering                 3,113,329         3,478,933           9,668,617        11,488,357
   General and administrative              2,069,216         2,218,236           6,844,525         7,009,354
   Management fee                            119,148           100,733             252,080           335,749
   Amortization expense                      151,824           155,581             461,705           464,289
   Restructuring charges                       1,129           375,908             211,522           820,896
                                     -----------------------------------   -----------------------------------
Total operating expenses                   5,454,646         6,329,391          17,438,449        20,118,645
                                     -----------------------------------   -----------------------------------
Operating income                           1,485,738         1,042,381           2,440,200         3,760,938

Other expenses:
   Interest expense                        3,965,712         3,941,012          11,831,211        11,286,718
   Interest income                          (264,493)         (225,833)           (762,493)         (670,649)
   Miscellaneous, net                         31,824          (164,823)            (17,080)          (55,789)
                                     -----------------------------------   -----------------------------------
Total other expenses                       3,733,043         3,550,356          11,051,638        10,560,280
                                     -----------------------------------   -----------------------------------

Net loss                               $  (2,247,305)    $  (2,507,975)      $  (8,611,438)    $  (6,799,342)
                                     ===================================   ===================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                       Nine months ended September 30
                                                                         2000                   1999
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net loss                                                             $  (8,611,438)       $   (6,799,342)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                            2,334,490             2,618,288
     Amortization of deferred financing costs                                 389,926               389,927
     Loss (gain) on disposal of assets                                         21,113              (149,036)
     Changes in operating assets and liabilities                            1,868,910            (3,820,884)
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                      (3,996,999)           (7,761,047)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                             (1,457,485)           (3,677,215)
   Proceeds from sale of property, plant, and equipment                       118,271               369,007
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                      (1,339,214)           (3,308,208)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                              5,553,382             6,974,313
   Proceeds from long-term obligations                                        775,887             5,321,346
   Principal payments on long-term obligations                             (1,323,750)           (2,707,433)
   Distributions for income taxes                                                   -            (1,426,193)
                                                                 ---------------------- ---------------------
Net cash provided by financing activities                                   5,005,519             8,162,033
Effect of exchange rate changes on cash                                         8,578               238,338
                                                                 ---------------------- ---------------------
Decrease in cash and cash equivalents                                        (322,116)           (2,668,884)
Cash and cash equivalents at beginning of period                           18,299,610            26,350,700
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $  17,977,494         $  23,681,816
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 1999, included in the Form 10-K filed by the Company on March 30, 2000.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C. INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 67% and 62% of inventories at September 30, 2000 and December 31, 1999, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,527,000 at September 30, 2000 and December 31, 1999.

D. STOCKHOLDER'S EQUITY

In the third quarter of 2000, the Board of Directors approved an amendment to the certificate of incorporation which increased the number of shares which the Company is authorized to issue to 5,000,000 shares with a par value of $0.01. At September 30, 2000, the Company had issued and outstanding 100 shares.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000


E. RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $212,000 and $821,000 in the first nine months of 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,445,000. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance costs for approximately 220 employees and relocation costs. As of September 30, 2000, the Company's Australian and United Kingdom subsidiaries have paid all of the charges incurred to date.

F. COMPREHENSIVE LOSS

The components of comprehensive loss for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                  Three months ended                  Nine months ended
                                                     September 30                        September 30
                                                2000              1999              2000             1999
                                          ----------------------------------   ---------------------------------

Net loss                                     $ (2,247,305)    $ (2,507,975)      $ (8,611,438)    $ (6,799,342)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                (1,048,208)        (144,852)        (2,360,922)         574,183
                                          ----------------------------------   ---------------------------------

Comprehensive loss                           $ (3,295,513)    $ (2,652,827)      $(10,972,360)    $ (6,225,159)
                                          ==================================   =================================

G. INCOME TAXES

The Company and its domestic subsidiaries are Subchapter S Corporations for United States income tax purposes. Accordingly, the Company's United States income is included in the income tax returns of the stockholder. Under the terms of the Tax Payment Agreement, the Company makes distributions to the stockholder for payment of income taxes.

Effective October 6, 2000, the Company elected C Corporation status for United States income tax purposes, which election will have no impact on cash flow, taxable income or existing deferred tax assets and liabilities of the Company. Tax distributions previously due to the stockholder (along with historical net deferred tax liabilities of approximately $1.5 million) under the terms of the Tax Payment Agreement will now be reflected in the financial statements of the Company in future periods. The Company's United States income will now be subject to tax at the corporate level and income tax payments will be made directly to taxing authorities.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000


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

                                                Three months ended               Nine months ended
                                                   September 30                    September 30
                                               2000            1999             2000             1999
                                         -------------------------------------------------------------------
                                                  (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                         $   36,260       $  39,299      $   105,759      $   136,720
   Manufactured housing products                   3,768           6,864           15,373           23,786
   Other                                             618             548            1,793            1,739
                                         -------------------------------------------------------------------
Total net sales                               $   40,646       $  46,711      $   122,925      $   162,245
                                         ===================================================================

Segment operating income:
   Conveyor equipment                         $    2,131       $   1,749      $     4,250      $     5,595
   Manufactured housing products                    (163)             24             (135)             137
   Other                                              72              28              158               34
                                         -------------------------------------------------------------------
Total segment operating income                     2,040           1,801            4,273            5,766
   Management fee                                    119             101              252              336
   Amortization expense                              152             156              462              464
   Restructuring charges                               1             376              212              821
   Corporate expense                                 282             126              907              384
                                         -------------------------------------------------------------------
Total operating income                             1,486           1,042            2,440            3,761
   Interest expense                                3,966           3,941           11,831           11,287
   Interest income                                  (265)           (226)            (763)            (671)
   Miscellaneous, net                                 32            (165)             (17)             (56)
                                         -------------------------------------------------------------------
Net loss                                      $   (2,247)      $  (2,508)     $    (8,611)     $    (6,799)
                                         ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

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

Summarized consolidating balance sheets as of September 30, 2000 and December 31, 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                Guarantor     Non-Guarantor
                                The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
September 30, 2000:
Current assets:
   Cash and cash equivalents       $  16,597       $   1,159       $     221      $        -     $   17,977
   Accounts receivable, net                -          21,517           4,426             (47)        25,896
   Inventories                             -          27,772           3,621               -         31,393
   Other current assets                   77           1,086             177               -          1,340
                              -------------------------------------------------------------------------------
Total current assets                  16,674          51,534           8,445             (47)        76,606
Property, plant, and
   equipment, net                          -          10,535           4,480               -         15,015
Goodwill, net                              -          17,141             726               -         17,867
Investment in subsidiaries            60,009          17,102               -         (77,111)             -
Deferred financing costs               3,379               -               -               -          3,379
Other assets                             104           2,396             385          (2,190)           695
                              -------------------------------------------------------------------------------
Total assets                       $  80,166       $  98,708       $  14,036      $  (79,348)    $  113,562
                              ===============================================================================

Current liabilities:
   Notes payable                   $       -       $  11,727       $   2,709      $     (718)    $   13,718
   Trade accounts payable                385          12,535           5,173            (359)        17,734
   Accrued compensation and
     employee benefits                     -           4,052             599               -          4,651
   Accrued interest                    6,600               -               -               -          6,600
   Other accrued liabilities             356           3,120             310          (1,080)         2,706
   Current maturities of
     long-term obligations                 -           2,006               9               -          2,015
                              -------------------------------------------------------------------------------
Total current liabilities              7,341          33,440           8,800          (2,157)        47,424
Senior notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,840             148               -          2,988
Stockholder's equity
(deficit)                            (47,175)         62,428           5,088         (77,191)       (56,850)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $  80,166       $  98,708       $  14,036      $  (79,348)    $  113,562
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                 Combined        Combined
                                                Guarantor     Non-Guarantor
                                The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
December 31, 1999:
Current assets:
   Cash and cash equivalents      $   17,244      $      955      $      101      $        -     4   18,300
   Accounts receivable, net            2,039          24,797           5,759          (2,126)        30,469
   Inventories                             -          27,578           3,750               -         31,328
   Other current assets                   36           1,544             361               -          1,941
                              -------------------------------------------------------------------------------
Total current assets                  19,319          54,874           9,971          (2,126)        82,038
Property, plant, and
   equipment, net                          -          11,259           5,443               -         16,702
Goodwill, net                              -          18,736             907               -         19,643
Investment in subsidiaries            60,009          19,800               -         (79,809)             -
Deferred financing costs               3,769               -               -               -          3,769
Other assets                             141              31           1,099            (520)           751
                              -------------------------------------------------------------------------------
Total assets                      $   83,238      $  104,700      $   17,420      $  (82,455)    $  122,903
                              ===============================================================================

Current liabilities:
   Notes payable                  $        -      $    6,779      $    2,311      $     (489)    $    8,601
   Trade accounts payable                387          17,022           6,242          (2,145)        21,506
   Accrued compensation and
     employee benefits                     -           4,553             538               -          5,091
   Accrued interest                    3,300               -               -               -          3,300
   Other accrued liabilities             171           3,949             136              (1)         4,255
   Current maturities of
     long-term obligations                 -           3,120              21               -          3,141
                              -------------------------------------------------------------------------------
Total current liabilities              3,858          35,423           9,248          (2,635)        45,894
Senior notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,675             212               -          2,887
Stockholder's equity
(deficit)                            (40,620)         66,602           7,960         (79,820)       (45,878)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $   83,238      $  104,700      $   17,420      $  (82,455)    $  122,903
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries    Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2000:
Net sales                                   $       -     $  35,166       $   5,480         $   -     $  40,646
Cost of products sold                               -        28,691           5,015             -        33,706
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                                  6,475             465             -         6,940
Total operating expenses                          294         4,356             804             -         5,454
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (294)        2,119            (339)            -         1,486
Interest expense                                3,442           475              49             -         3,966
Interest income                                  (265)            -               -             -          (265)
Miscellaneous, net                                  -            35              (3)            -            32
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (3,471)    $   1,609       $    (385)        $   -     $  (2,247)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 1999:
Net sales                                   $       -     $  40,638        $  6,073        $    -     $  46,711
Cost of products sold                               -        33,867           5,472             -        39,339
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                                  6,771             601             -         7,372
Total operating expenses                          144         4,960           1,226             -         6,330
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (144)        1,811            (625)            -         1,042
Interest expense                                3,441           458              42             -         3,941
Interest income                                  (226)            -               -             -          (226)
Miscellaneous, net                                  -          (147)            (18)            -          (165)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (3,359)    $   1,500        $   (649)       $    -     $  (2,508)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                          Combined       Combined
                                                         Guarantor     Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2000:
Net sales                                  $        -    $  106,156      $   16,770       $    (1)   $  122,925
Cost of products sold                               -        87,468          15,580            (1)      103,047
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        18,688           1,190             -        19,878
Total operating expenses                          945        13,809           2,684             -        17,438
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (945)        4,879          (1,494)            -         2,440
Interest expense                               10,326         1,324             181             -        11,831
Interest income                                  (763)            -               -             -          (763)
Miscellaneous, net                                  -            (6)            (11)            -           (17)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                          $  (10,508)   $    3,561     $   (1,664)      $     -    $   (8,611)
                                          ============= ============= =============== ============= =============



                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                          The Company    Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 1999:
Net sales                                  $        -    $  143,562       $  18,683       $     -    $  162,245
Cost of products sold                               -       121,451          16,914             -       138,365
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        22,111           1,769             -        23,880
Total operating expenses                          422        16,073           3,624             -        20,119
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (422)        6,038          (1,855)            -         3,761
Interest expense                               10,328           828             131             -        11,287
Interest income                                  (671)            -               -             -          (671)
Miscellaneous, net                                  -           (52)             (4)            -           (56)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                          $  (10,079)   $    5,262       $  (1,982)      $     -    $   (6,799)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

I. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the nine months ended September 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2000:
Net cash provided by (used in)
   operating activities                    $  (6,659)     $  4,334       $  (1,676)        $   4    $   (3,997)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,242)           (215)            -        (1,457)
   Proceeds from sale of property,
     plant, and equipment                          -            95              23             -           118
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,147)           (192)            -        (1,339)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         5,209             344             -         5,553
   Proceeds from long-term obligations             -           776               -             -           776
   Principal payments on long-term
     obligations                                   -        (1,283)            (41)            -        (1,324)
   Distributions for interest on
     senior notes                              6,012        (6,012)              -             -             -
   Intercompany loan activity                      -        (1,698)          1,698             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        6,012        (3,008)          2,001             -         5,005
Exchange rate changes on cash                      -            25             (13)           (4)            8
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                  (647)          204             120             -          (323)
Cash and cash equivalents at beginning
   of period                                  17,244           955             101             -        18,300
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                  $  16,597      $  1,159       $     221         $   -     $  17,977
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                         Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 1999:
Net cash provided by (used in)
   operating activities                    $  (6,095)    $     626      $   (1,642)      $  (650)    $  (7,761)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (3,457)           (220)            -        (3,677)
   Proceeds from sale of property,
     plant, and equipment                          -            39             330             -           369
   Investment in subsidiaries                 (1,300)        1,300               -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   investing activities                       (1,300)       (2,118)            110             -        (3,308)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         6,830            (163)          307         6,974
   Proceeds from long-term obligations             -         5,321               -             -         5,321
   Principal payments on long-term
     obligations                                   -        (2,672)            (35)            -        (2,707)
   Distributions for income taxes                  -        (1,426)              -             -        (1,426)
   Distributions for interest on
     senior notes                              9,900        (9,900)              -             -             -
   Intercompany loan activity                      -        (2,918)          2,568           350             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        9,900        (4,765)          2,370           657         8,162
Effect of exchange rate changes on cash            -           291             (46)           (7)          238
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                 2,505        (5,966)            792             -        (2,669)
Cash and cash equivalents at beginning
   of period                                  19,969         6,976            (594)            -        26,351
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 22,474      $  1,010        $    198       $     -      $ 23,682
                                         ============= ============= =============== ============= =============

J.       NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective for the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 may have on the Company's results of operations but does not anticipate it will have a material effect on earnings or the financial position of the Company.

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

                               September 30, 2000

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

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2000 and 1999.

                                    Three months ended         Nine months ended
                                       September 30               September 30
                                 -------------------------- -------------------------
                                    2000          1999         2000         1999

Net sales                          100.0%       100.0%        100.0%       100.0%
Cost of products sold               82.9         84.2          83.8         85.3
Gross profit                        17.1         15.8          16.2         14.7
SG&A expenses                       12.7         12.2          13.4         11.4
Management fee                       0.3          0.2           0.2          0.2
Amortization expense                 0.4          0.3           0.4          0.3
Restructuring charges                 -           0.9           0.2          0.5
Operating income                     3.7          2.2           2.0          2.3

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999:

NET SALES

Net sales for the quarter decreased $6.1 million, or 13%, from $46.7 million in 1999 to $40.6 million in 2000. Net sales in the Company's domestic operations decreased $2.3 million due to the decrease in the Company's manufactured housing products segment of $3.1 million, offset by increases in the conveyor equipment segment of $0.7 million and other segment of $0.1 million. Net sales in the manufactured housing products segment decreased due to the decrease by its customers in the production and shipment of manufactured homes caused by the excess finished home inventory and the tight credit market. Net sales in the foreign operations of the conveyor equipment segment decreased $3.8 million due to a decrease of $3.2 million from the Australian subsidiary caused by the completion of major projects in 1999 that were not repeated in 2000 and a decrease of $0.6 million from the Company's United Kingdom and South Africa subsidiaries. While net sales in the Australian subsidiary decreased year over year, net sales for the quarter ending September 30, 2000 was the third consecutive quarter of increased sales.

GROSS PROFIT

Gross profit decreased $0.4 million, or 5%, from $7.3 million in 1999 to $6.9 million in 2000. Gross profit in the Company's domestic operations of the conveyor equipment segment and the South African subsidiary decreased $0.6 and $0.1 million, respectively due to reduced sales volume. Despite a decrease in net sales of $3.2 million by the Company's Australian subsidiary, gross profit increased $0.5 million due to improved margins. Gross profit in the Company's manufactured housing products segment decreased $0.2 Million due to reduced sales volume.

Overall gross profit as a percentage of sales increased from 15.8% in 1999 to 17.1% in 2000. This increase is primarily due to a favorable change in the mixture of domestic and foreign sales combined with the increase, in gross profit as a percent of sales, in the foreign operations. Domestic sales, which had a higher gross profit percentage than foreign sales, were 73% of total sales in 2000 as compared to 68% in 1999. The gross profit margin on domestic sales remained substantially the same period over period while the gross profit percent in the foreign operations increased from 7.2% in 1999 to 12.5% in 2000 due to the reduction in low margin project business in Australia.

SG&A EXPENSES

SG&A expenses decreased $0.5 million, or 9%, from $5.7 million in 1999 to $5.2 million in 2000. The decease primarily occurred in the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives in the foreign subsidiaries

OPERATING INCOME

Operating income increased $0.5 million, or 50%, from $1.0 million in 1999 to $1.5 million in 2000. This improvement in operating income is the result of the $0.5 million reduction in SG&A expenses and a $0.4 million decrease in restructuring charges offset by the $0.4 million decrease in gross profit.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999:

NET SALES

Net sales decreased $39.3 million, or 24%, from $162.2 million in 1999 to $122.9 million in 2000. The Company's domestic operations of the conveyor equipment segment accounted for $7.6 million of the decrease due to the lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the conveyor equipment segment deceased $23.3 million, primarily due to a decrease in sales of $21.4 million at the Company's Australian subsidiary. This decrease was primarily due to the completion of major projects in 1999 that were not repeated in 2000, combined with the soft market in the coal industry. Net sales in the Company's manufactured housing products segment decreased $8.4 million due to the decrease by its customers in the production and shipment of manufacturedm homes. This decrease in the production and shipment of manufactured homes is primarily the result of excess finished home inventory and the negative impact the tight credit market has had on the purchase of new manufactured homes. The Company does not expect sales in the manufactured housing products segment to improve in 2001.

GROSS PROFIT

Gross profit decreased $4.0 million, or 17%, from $23.9 million in 1999 to $19.9 million in 2000. Gross profit in the Company's domestic conveyor equipment segment decreased $3.9 million due to lower sales volume. Gross profit in the United Kingdom and South Africa operations decreased $0.6 million due to lower sales volumes and lower margins on project contracts. This decrease was favorably offset by a $0.8 million increase in gross profit in the Australian operations due to improved margins with the completion to the major projects in 1999. Gross profit in the manufactured housing products segment decreased $0.3 million due to the lower sales volume.

Gross profit as a percentage of sales increased from 14.7% in 1999 to 16.2% in 2000. This increase is primarily due a favorable change in the mixture of domestic and foreign sales. Domestic sales, which had a higher gross profit percentage than foreign sales, were 76% of total sales in 2000 as compared to 67% in 1999.

SG&A EXPENSES

SG&A expenses decreased $2.0 million, or 11%, from $18.5 million in 1999 to $16.5 million in 2000. The decrease primarily occurred in the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives in the foreign subsidiaries and the reduction in domestic manpower that occurred in the third quarter of 1999.

OPERATING INCOME

Operating income decreased $1.3 million, or 35%, from $3.7 million in 1999 to $2.4 million in 2000. The decrease is the result of the $4.0 million decrease in gross profit, offset by the $2.0 million decrease in SG&A expenses, a $0.1 million decrease in management fees, and a $0.6 million decrease in restructuring charges.

RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $0.2 million and $0.8 million in the first nine months of 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2.4 million. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance costs for approximately 220 employees and relocation costs. As of September 30, 2000, the Company's Australian and United Kingdom subsidiaries have paid all of the charges incurred to date.

BACKLOG

Backlog at September 30, 2000 was $43.7 million, an increase of $14.0 million, or 47%, from $29.7 million at December 31, 1999. The increase is attributable to a $6.9 million increase in the Company's domestic operations of the conveyor equipment segment, a $3.3 million increase at the Company's Australian subsidiary, and a $3.8 million increase at the Company's United Kingdom subsidiary. Management believes that approximately 64% of the backlog will be shipped in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.0 million and $7.8 million for the nine months ending September 30, 2000 and 1999, respectively. Net cash used in operating activities in 2000 resulted primarily from a net loss of $8.6 million, offset by a net decrease in operating assets of $1.9 million and depreciation and amortization of $2.7 million. Net cash used in operating activities in 1999 is primarily attributable to a net loss of $6.8 million and a net increase in operating assets of $3.8 million, offset by depreciation and amortization of $3.0 million.

Net cash used in investing activities was $1.3 million and $3.3 million for the nine months ending September 30, 2000 and 1999, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $5.0 million and $8.2 million for the nine months ending September 30, 2000 and 1999, respectively. Net cash provided by financing activities in

2000 resulted from a net increase in borrowings on notes payable of $5.5 million and proceeds from long-term obligations of $0.8 million, offset by principal payments on long-term obligations of $1.3 million. The increase in borrowings on notes payable is due to an increase of $4.2 million at the Company's domestic operations and an increase of $1.3 million at the Company's foreign operations. The proceeds from long-term obligations completed the financing for the new idler line at the Company's domestic operations which began in 1999. Net cash provided by financing activities in 1999 represents a net increase in borrowings on notes payable of $7.0 million and proceeds from long-term obligations of $5.3 million, offset by principal payments on long-term obligations of $2.7 million and distributions of $1.4 million for the payment of income taxes, $1.2 million of which was for the payment of 1998 income taxes. The proceeds from long-term obligations include $1.6 million which was used for the purchase of a previously leased manufacturing facility in Colorado.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. At September 30, 2000, the Company had cash and cash equivalents of $18.0 million and a domestic credit facility line with $15.1 million available for use. The Company's $4.9 million (US dollars based upon exchange rate of .5427 to 1.00) Australian credit facility, of which $4.5 million is currently being utilized, will expire on November 30, 2000. The Company is currently negotiating to refinance the outstanding amount under this facility.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $(2.4) million and $0.6 million for the nine months ended September 30, 2000 and 1999, respectively.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                               Fair
                                                                                               Value,
(dollars in thousands)        2000    2001     2002     2003     2004   Thereafter    Total    9/30/00
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate               $ -     $ -      $ -      $ -      $ -   $ 120,000   $ 120,000   $ 39,600
     Average interest rate     11%     11%      11%      11%      11%        11%

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

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ Lawrence Kukulski
                                         ---------------------
                                        Lawrence Kukulski

                                        Vice President - Finance and
                                        Administration (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  November 13, 2000

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit
   ------     ----------------------
    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc., as currently in effect.     *

    (b)       Certificate of Amendment of Certificate of Incorporation of Continental Global Group,
              Inc.

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