Form 10-K405
period 2000-12-31
CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO; GOODMAN CONVEYOR CO
filed 2001-04-02
CIK 1039785, 24008, 1039786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 15, 2001, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 Item Number                                                                                                  Page
                                                                                                             Number
                                     PART I
      1        Business                                                                                         1
      2        Properties                                                                                       4
      3        Legal Proceedings                                                                                5
      4        Submission of Matters to a Vote of Security Holders                                              5
                                     PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                             5
      6        Selected Financial Data                                                                          6
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations            7
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      11
      8        Financial Statements and Supplementary Data                                                     12
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            40
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              40
     11        Executive Compensation                                                                          42
     12        Security Ownership of Certain Beneficial Owners and Management                                  43
     13        Certain Relationships and Related Transactions                                                  43
                                     PART IV
     14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                44
               Signatures                                                                                      45
               Index of Exhibits                                                                               47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Continental Global Group, Inc. (hereinafter referred to as the "Company"), through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. During 1998, the Company purchased the majority of the assets and assumed certain liabilities constituting a majority of the operations of Huwood International ("Huwood"), a U.K. belt conveyor business. The operations of the Company's existing U.K. facilities were merged with the Huwood operations.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 87.9%, 84.7%, and 85.0% of net sales for 2000, 1999, and 1998, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 10.8%, 14.2%, and 13.9% of net sales for 2000, 1999, and 1998, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tires and rims to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

Approximately 75.9% or $127.2 million of the Company's 2000 net sales were generated in the United States, 11.2% or $18.8 million in the United Kingdom, 10.9% or $18.2 million in Australia, and 2.0% or $3.4 million in other countries.

CUSTOMERS

The Company's conveyor equipment business segment markets its products worldwide through a variety of marketing channels with different customer focuses. The Company sells its mining equipment and bulk conveyor equipment products and services primarily to mining companies and other end users, original equipment manufacturers and engineering contractors. The Company sells its conveyor components products to original equipment manufacturers, engineering contractors and replacement part distributors, primarily in the following industries: aggregates, such as rock, gravel, glass and cement materials; coal processing and mining; pulp, paper and forest products; above ground hard rock and mineral mining; food and grains; and environmental, sewage and waste water treatment. The Company sells its engineered systems products and services primarily to contractors and end users for applications in coal processing and mining, pulp and paper, composting systems, grain handling, cement products, open-pit mining and tunneling. The Company markets its manufactured housing products business segment directly to the manufactured housing industry in the United States.

For the year ended December 31, 2000, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 21.7% of the Company's total net sales for 2000. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

For the years ended December 31, 1999 and 1998, sales to the Company's largest customer, Massey Energy Company, constituted approximately 11.5% and 12.9%, respectively, of the Company's total net sales.

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

BACKLOG

Backlog at December 31, 2000, was $35.8 million, an increase of $6.1 million, or 21% from $29.7 million at December 31, 1999. Backlog at the Company's foreign subsidiaries increased by $4.8 million and backlog and the Company's domestic subsidiaries increased by $1.3 million. The Company expects to ship in excess of 95% of the backlogs in 2001.

EMPLOYEES

As of December 31, 2000, the Company had approximately 1,180 employees, approximately 750 of whom were located in the United States. Approximately 190 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a four year collective bargaining agreement that expires in 2002. Approximately 260 of the production employees at the Company's Australian, United Kingdom, and South African facilities are covered by annual collective bargaining agreements that expire in 2001, and the Company is currently in negotiations for new agreements. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company is also subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically the costs of compliance with environmental, health and safety requirements have not been material to the Company.

ITEM 2.  PROPERTIES

The Company conducts its operations through the following primary facilities:

                              APPROXIMATE SQUARE                                         OWNED/
LOCATION                           FOOTAGE                PRINCIPAL FUNCTION            LEASED
UNITED STATES:
     Winfield, Alabama             220,000            Headquarters, manufacturing        Owned
     Belton, South Carolina        191,000            Administration, manufacturing      Owned
     Salyersville, Kentucky        111,000            Manufacturing                      Owned
     Pueblo, Colorado               75,600            Manufacturing                      Owned
     Eatonton, Georgia              22,000            Administration, manufacturing      Leased(1)

AUSTRALIA:
     Somersby, New South Wales      42,000            Administration, engineering,       Owned
                                                        sales, and manufacturing
     Mackay, Queensland             32,000            Manufacturing, and installation    Leased(2)
                                                        support
     Minto,  New South Wales        22,173            Manufacturing                      Owned

ENGLAND
     Gateshead, UK                 234,810            Administration, engineering,       Leased(3)
                                                        sales, and manufacturing

SOUTH AFRICA
      Alrode, South Africa          24,456            Administration, engineering,       Leased(4)
                                                        sales, and manufacturing

-----------

(1) Expires in October 2003. The Company holds an option to buy such property at the end of the lease term.

(2) Current lease is month to month and the Company is looking for smaller premises.

(3) Expires in August 2003 with option to renew for additional five years with option to purchase at market value.

(4) Expires in May 2001. The Company is negotiating an extension of the lease.

In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Revolving Credit Facility. In addition, the Company's owned facilities in Australia are subject to mortgage securing payment of indebtedness under the Australian Revolving Credit Facility. See Note D, "Financing Arrangements," to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2000, N.E.S. Investment Co., the Company's sole stockholder, by written consent, elected all members of the Company's Board of Directors. See Part III, Item 10.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2001, the Company had one stockholder. The Company paid no dividends in 2000 or 1999. See Note D, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2000. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                            2000        1999         1998 (1)    1997 (2)    1996
                                        ------------------------------------------------------------------
                                                         (Data in 000's, except ratios)
INCOME STATEMENT DATA:
Net sales                                  $167,589    $ 213,506   $ 253,873   $ 215,673   $  145,493
Gross profit                                 26,526       31,764      42,936      43,112       28,808
Operating income                              3,592        5,316      14,331      20,013       12,037
Interest expense                             15,826       15,225      14,658      12,308        2,889
Net income (loss)                           (13,114)      (8,728)      1,175       7,838        9,872(3)

OTHER DATA:
Depreciation and amortization                 3,077        3,550       3,393       2,708        1,012
Operating cash flows                         (6,458)     (12,261)      8,592      10,176        9,873
EBITDA (4)                                    7,152       10,240      18,912      22,868       12,841
Ratio of earnings to fixed charges (5)            -            -        1.08        1.64         3.69

BALANCE SHEET DATA:
Cash and cash equivalents                    16,942       18,300      26,351      30,883        1,022
Total assets                                110,136      122,903     145,757     129,725       46,499
Long-term debt, including current
   portion                                  124,722      126,028     123,322     129,870       14,143
Stockholder's equity (deficit)              (61,063)     (45,878)    (37,506)    (35,973)       1,994

(1)      Reflects the acquisition during 1998 of Huwood.

(2)      Reflects the acquisitions during 1997 of BCE, Hewitt-Robins, and MECO.

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

(5) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2000 and 1999 by $11,200 and $8,728, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2000, 1999, and 1998.

                                              Year ended December 31
                                 -----------------------------------------------
                                    2000              1999             1998

Net sales                           100.0%            100.0%           100.0%
Cost of products sold                84.2              85.1             83.1
Gross profit                         15.8              14.9             16.9
SG&A expenses                        12.8              11.4             10.2
Management fee                        0.2               0.2              0.4
Amortization expense                  0.4               0.3              0.3
Restructuring charge                  0.3               0.5              0.4
Operating income                      2.1               2.5              5.6

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES
Net sales decreased $45.9 million, or 21%, from $213.5 million in 1999 to $167.6 million in 2000. The Company's domestic operations of the conveyor equipment segment accounted for $9.0 million of the decrease due to lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the conveyor equipment segment decreased $24.7 million, primarily due to a decrease in sales of $21.0 million at the Company's Australian subsidiary. This decrease was primarily due to the completion of major projects in 1999 that were not repeated in 2000, combined with the soft market in the coal industry. Net sales in the Company's United Kingdom and South African subsidiaries decreased $3.7 million. Net sales in the Company's manufactured housing products segment decreased $12.2 million due to the decrease by its customers in the production and shipment of manufactured homes. This decrease in the production and shipment of manufactured homes is primarily the result of excess finished home inventory and the negative impact that the tight credit market has had on the purchase of new manufactured homes. The Company does not expect sales in the manufactured housing products segment to improve in 2001.

GROSS PROFIT
Gross profit decreased $5.2 million, or 16%, from $31.7 million in 1999 to $26.5 million in 2000. Gross profit in the Company's domestic conveyor equipment segment decreased $4.1 million due to lower sales volume. Gross profit in the United Kingdom and South African operations decreased $2.7 million due to lower sales volumes and lower margins on project contracts. This decrease was favorably offset by a $2.3 million increase in gross profit in the Australian operations due to improved margins. The improved margins were the result of the restructuring initiatives combined with the completion of the major projects in 1999 and a greater concentration on value added products. Gross profit in the manufactured housing products segment decreased $0.7 million due to the lower sales volume.

SG&A EXPENSES
SG&A expenses decreased $2.8 million, or 12%, from $24.3 million in 1999 to $21.5 million in 2000. The decrease primarily occurred in the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives in the foreign subsidiaries and the reduction in domestic manpower that occurred in the third quarter of 1999.

OPERATING INCOME
Operating income decreased $1.7 million, or 32%, from $5.3 million in 1999 to $3.6 million in 2000. The decrease is the result of the $5.2 million decrease in gross profit, offset by the favorable reduction of $2.8 million in SG&A expenses, $0.1 million in management fees, and $0.6 million in restructuring charges.

RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $0.5 million, $1.1 million, and $1.1 million in 2000, 1999 and 1998, respectively, related to its Australian and United Kingdom subsidiaries. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 220 employees and relocation costs. As of December 31, 2000, the Company's Australian and United Kingdom subsidiaries have paid approximately $2.5 million of the charges incurred to date.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES
Net sales decreased $40.4 million, or 16%, from $253.9 million in 1998 to $213.5 million in 1999. Net sales in the conveyor equipment segment decreased by $34.9 million. The decrease in the conveyor equipment segment primarily resulted from a decrease in domestic conveyor equipment sales of $16.3 million and a decrease in sales at the Australian subsidiary of $21.9 million, partially offset by increased sales in the United Kingdom and South African subsidiaries of $3.3 million. The decrease in domestic conveyor sales is the result of reduced capital purchases in the U.S. coal industry that the Company believes were significantly related to excessive coal inventory levels. The sales decrease in Australia is due to the completion of major projects in the first quarter of 1999 that started in the second quarter of 1998. The increase in sales in the United Kingdom is primarily attributable to the impact of the acquisition of Huwood. Net sales in the Company's mobile home products segment and other segment decreased by $4.9 million and $0.6 million, respectively. The decrease in the mobile home products segment is attributable to regional softness in the mobile home market.

GROSS PROFIT
Gross profit decreased $11.1 million, or 26%, from $42.9 million in 1998 to $31.8 million in 1999. Gross profit in the conveyor equipment segment decreased by $10.1 million and gross profit in the mobile home products segment and other segment decreased by $0.8 million and $0.2 million, respectively. While gross profit margins as a percentage of sales in the Company's domestic conveyor equipment operations showed a small improvement, gross profit decreased by $3.0 million primarily due to decreased sales volume caused by reduced capital purchases in the U.S. coal industry. Gross profit in the foreign conveyor equipment operations declined by $7.1 million, primarily in the Australian operation, in part due to lower sales volume and competitive market conditions, and primarily due to lower margins resulting from subcontract cost overruns on major fixed-price contracts in 1999.

SG&A EXPENSES
Selling, general, and administrative expenses decreased $1.6 million, or 6%, from $25.9 million in 1998 to $24.3 million in 1999. This decrease is the result of the favorable impact of the restructuring initiatives in the foreign subsidiaries combined with a reduction in domestic manpower that occurred in the third quarter of 1999.

OPERATING INCOME
Operating income decreased $9.0 million, or 63%, from $14.3 million in 1998 to $5.3 million in 1999. The decrease is the result of the $11.1 million decrease in gross profit, offset by the $1.6 million decrease in SG&A expenses and a $0.5 million decrease in management fees. Management fees are calculated as 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization, and miscellaneous expense or income) under the terms of the Management Agreement with Nesco, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $(6.5) million, $(12.3) million, and $8.6 million for the years ending December 31, 2000, 1999, and 1998, respectively. Net cash used in operations in 2000 represents the current year net loss offset by significant non-cash expenses, such as depreciation, amortization, deferred income taxes, and provisions for doubtful accounts. The decrease in operating cash flows from 1998 to 1999 is primarily the result of the net loss and a net decrease in operating assets and liabilities. The significant changes in operating assets in 1999 and 1998, specifically accounts receivable, inventories and accounts payable, are the result of significantly higher 1998 fourth quarter sales at the Company's Australian subsidiary.

Net cash used in investing activities was $1.4 million, $2.9 million, and $7.9 million for the years ending December 31, 2000, 1999 and 1998, respectively. Net cash used in investing activities in 2000 and 1999 represents net purchases of property, plant, and equipment. Investing activities in 1998 included the acquisition of Huwood for $5.0 million and net purchases of property, plant, and equipment for $2.9 million.

Net cash provided by (used in) financing activities was $6.5 million, $7.0 million, and $(4.9) million for the years ending December 31, 2000, 1999, and 1998, respectively. Net cash provided by financing activities in 2000 is the result of a $7.4 million net increase in borrowings on notes payable and $0.7 million in proceeds from long-term obligations, offset by $1.6 million of principal payments on long-term obligations. The Company's domestic subsidiaries account for $6.3 million of the net increase in borrowings on notes payable. The proceeds from long-term obligations were used for the construction of a new idler line at the Company's domestic operations.

Net cash provided by financing activities in 1999 primarily represented a net increase in borrowings on notes payable of $6.0 million and proceeds from long-term obligations of $5.5 million, offset by principal payments on long-term obligations of $3.2 million. The Company's domestic subsidiaries accounted for $5.8 million of the net increase in borrowings on notes payable. The proceeds from long-term obligations included a note payable of $1.6 million that was used for the purchase of a previously leased manufacturing facility in Colorado, a note payable of approximately $0.9 million that was used for the construction of a new idler line at the Company's domestic operations, and a term loan of approximately $2.9 million at the Company's Australian subsidiary. The proceeds of the term loan in Australia were used to pay the outstanding balance of the BCE Seller Notes for approximately $2.1 million, and the balance for working capital. The Company also paid distributions for income taxes under the Tax Payment Agreement of $1.3 million, $1.2 million of which was for 1998 income taxes.

The net cash used in financing activities in 1998 was primarily a result of the Company's reduction in long-term obligations of $6.4 million. This included payment in full of the promissory note payable to Joy Technologies, Inc. in the amount of $5.2 million. The Company also paid distributions for income taxes under the Tax Payment Agreement of $0.7 million. This was offset by a net increase in borrowings on notes payable of $2.2 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. In 2001, the Company anticipates capital expenditures of approximately $1.5 million for new and replacement equipment. At December 31, 2000, the Company had cash and cash equivalents of $16.9 million and a credit facility line with $14.7 million available for use. The Company's $4.2 million (US dollars based upon exchange rate of .5588 to 1.00) Australian credit facility, of which $3.4 million is currently being utilized, has been extended to December 31, 2001.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $(2.1) million and $0.5 million for the years ended December 31, 2000 and 1999, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended by FASB Statements 137 and 138, is required to be adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The adoption of the new Statement will not have a material effect on earnings or the financial position of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2000 and 1999.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------
                                                                                                  Fair
                                                                                                 Value,
As of December 31, 2000:       2001    2002     2003     2004     2005    Thereafter   Total    12/31/00
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate             $  1,628  $  404   $  441 $  1,664    $  95  $  120,000 $ 124,232  $  43,753
     Average interest rate       11%     11%      11%      11%      11%         11%

     Variable Rate             $  10   $  11    $  13    $  15      $ -         $ -       $49      $  49
     Average interest rate       15%     15%      15%      15%

                                                                                                 Fair
                                                                                                Value,
As of December 31, 1999:       2000    2001     2002     2003     2004    Thereafter   Total    12/31/99
---------------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion
     Fixed Rate              $ 2,874   $ 237    $ 257    $ 280    $ 286   $ 121,200 $ 125,134    $67,489
     Average interest rate       11%     11%      11%      11%      11%         11%

     Variable Rate              $ 21    $ 12     $ 14     $ 16     $ 18         $ -      $ 81       $ 81
     Average interest rate       16%     16%      16%      16%      16%


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

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the British pound sterling, and the South African rand. The Company entered into a foreign currency forward contract to hedge certain firm sales commitments in Australia totaling $1.9 million and to reduce the Company's exposure to the risk that the eventual net cash inflows resulting from the sale of products denominated in a currency other than the businesses functional currency will be adversely impacted by changes in the exchange rate of the Australian dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2000 are included herein.

                         Report of Independent Auditors

To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP

Cleveland, Ohio
March 29, 2001

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets


                                                                                      December 31
                                                                      -----------------------------------------
                                                                              2000                 1999
ASSETS:
Current assets:
   Cash and cash equivalents                                           $    16,941,949     $     18,299,610
   Accounts receivable, less allowance for doubtful accounts of
     $1,551,947 in 2000 and $700,220 in 1999                                28,468,042           30,469,614
   Inventories                                                              28,076,134           31,327,817
   Other current assets                                                        632,012            1,940,793
                                                                    -------------------- --------------------
Total current assets                                                        74,118,137           82,037,834

Property, plant and equipment                                               26,162,365           27,007,610
Less accumulated depreciation                                               11,575,056           10,305,220
                                                                    -------------------- --------------------
                                                                            14,587,309           16,702,390

Goodwill                                                                    17,922,783           19,642,467
Deferred financing costs                                                     3,249,389            3,769,291
Deferred income taxes                                                                -              498,366
Other assets                                                                   258,437              252,479
                                                                    -------------------- --------------------

                                                                        $  110,136,055       $  122,902,827
                                                                    ==================== ====================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                       $    15,630,900     $      8,600,499
   Trade accounts payable                                                   17,463,905           21,506,028
   Accrued compensation and employee benefits                                4,648,933            5,090,694
   Accrued interest on senior notes                                          3,300,000            3,300,000
   Deferred income taxes                                                     1,594,089              673,056
   Other accrued liabilities                                                 3,398,710            3,582,360
   Current maturities of long-term obligations                               1,931,676            3,140,588
                                                                    -------------------- --------------------
Total current liabilities                                                   47,968,213           45,893,225

Deferred income taxes                                                          440,894                    -
Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,790,135            2,887,477

Stockholder's equity (deficit):
   Common stock, as of December 31, 2000:  $0.01 par value,
     authorized 5,000,000 shares, issued and outstanding 100
     shares; Common stock, as of December 31, 1999:   no par
     value, authorized 1,500 shares, issued and outstanding 100
     shares at stated value of $5 per share                                          1                  500
   Paid-in capital                                                           1,993,687            1,993,188
   Accumulated deficit                                                     (58,195,967)         (45,081,586)
   Accumulated other comprehensive loss                                     (4,860,908)          (2,789,977)
                                                                    -------------------- --------------------
                                                                           (61,063,187)         (45,877,875)
                                                                    -------------------- --------------------

                                                                        $  110,136,055       $  122,902,827
                                                                    ==================== ====================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                                                       Years ended December 31
                                                     ----------------------------------------------------------
                                                              2000               1999                1998
Net sales                                               $  167,588,772     $  213,505,727        $253,873,062
Cost of products sold                                      141,063,142        181,741,526         210,936,820
                                                     ------------------- ------------------ -------------------
Gross profit                                                26,525,630         31,764,201          42,936,242
Operating expenses:
   Selling and engineering                                  12,572,872         14,980,861          16,486,633
   General and administrative                                8,919,150          9,276,131           9,394,792
   Management fee                                              350,978            466,615             932,820
   Amortization expense                                        609,629            618,533             663,478
   Restructuring charge                                        481,192          1,106,345           1,127,482
                                                     ------------------- ------------------ -------------------
Total operating expenses                                    22,933,821         26,448,485          28,605,205
                                                     ------------------- ------------------ -------------------
Operating income                                             3,591,809          5,315,716          14,331,037
Other expenses:
   Interest expense                                         15,825,845         15,225,465          14,658,149
   Interest income                                          (1,032,425)          (913,975)         (1,568,086)
   Miscellaneous, net                                           (1,961)          (267,499)            (60,786)
                                                     ------------------- ------------------ -------------------
Total other expenses                                        14,791,459          14,043,991         13,029,277
                                                     ------------------- ------------------ -------------------
Income (loss) before income taxes                          (11,199,650)        (8,728,275)          1,301,760
Income taxes                                                 1,914,731                  -             127,166
                                                     ------------------- ------------------ -------------------

Net income (loss)                                       $  (13,114,381)   $    (8,728,275)        $ 1,174,594
                                                     =================== ================== ===================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                            Accumulated
                                                                               Other
                                   Common      Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit       Income (Loss)       Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 1997       $    500  $ 1,993,188  $ (35,456,724)   $  (2,509,820)  $ (35,972,856)
Comprehensive income:
   Net income                             -            -      1,174,594                -       1,174,594
   Foreign currency
     translation adjustment               -            -               -        (786,247)       (786,247)
                                                                                           ---------------
Total comprehensive income                                                                       388,347
Distributions for income taxes            -            -     (1,921,685)               -      (1,921,685)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 1998            500    1,993,188    (36,203,815)      (3,296,067)    (37,506,194)
Comprehensive income (loss):
   Net loss                               -            -     (8,728,275)               -      (8,728,275)
   Foreign currency
     translation adjustment               -            -              -          506,090         506,090
                                                                                           ---------------
Total comprehensive loss                                                                      (8,222,185)
Distributions for income taxes            -            -       (149,496)               -        (149,496)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 1999           500     1,993,188    (45,081,586)      (2,789,977)    (45,877,875)
Comprehensive loss:
   Net loss                               -            -    (13,114,381)               -     (13,114,381)
   Foreign currency
     translation adjustment               -            -              -       (2,070,931)     (2,070,931)
                                                                                           ---------------
Total comprehensive loss                                                                     (15,185,312)
Change in par value of stock          (499)          499              -                -               -
                                 ----------- ------------ --------------- ---------------- ---------------

Balance at December 31, 2000     $        1  $ 1,993,687  $ (58,195,967)   $  (4,860,908)  $ (61,063,187)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                        Years ended December 31
                                                           ---------------------------------------------------
                                                                2000              1999             1998
Operating activities:
   Net income (loss)                                        $ (13,114,381)    $  (8,728,275)  $    1,174,594
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Provision for depreciation and amortization                3,076,778         3,550,219        3,392,540
     Amortization of deferred financing costs                     519,902           519,903          519,903
     Deferred income taxes                                      1,885,591                 -                -
     Provision for doubtful accounts                            1,617,501           383,223          586,265
     Loss (gain) on disposal of assets                              6,867          (450,868)         (79,150)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                (966,740)       14,179,184      (11,166,742)
       Decrease (increase) in inventories                       2,515,947         1,170,026       (3,406,938)
       Decrease (increase) in other assets                      1,185,269           485,303       (1,035,431)
       Increase (decrease) in accounts payable and other
         current liabilities                                   (3,184,710)      (23,370,152)      18,606,481
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) operating activities            (6,457,976)      (12,261,437)       8,591,522
                                                           ---------------- ----------------- ----------------

Investing activities:
   Purchases of property, plant, and equipment                 (1,494,957)       (4,030,367)      (3,040,464)
   Proceeds from disposals of PP&E                                122,397         1,091,350          150,143
   Purchase of Huwood                                                   -                 -       (4,966,050)
                                                           ---------------- ----------------- ----------------
Net cash used in investing activities                          (1,372,560)       (2,939,017)      (7,856,371)
                                                           ---------------- ----------------- ----------------

Financing activities:
   Net increase in borrowings on notes payable                  7,377,782         6,000,950        2,254,074
   Proceeds from long-term obligations                            775,887         5,516,166                -
   Principal payments on long-term obligations                 (1,634,659)       (3,212,088)      (6,389,046)
   Distributions for income taxes                                       -        (1,305,562)        (745,581)
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) financing activities             6,519,010         6,999,466       (4,880,553)
Effect of exchange rate changes on cash                           (46,135)          149,898         (386,631)
                                                           ---------------- ----------------- ----------------
Decrease in cash and cash equivalents                          (1,357,661)       (8,051,090)      (4,532,033)
Cash and cash equivalents at beginning of year                 18,299,610        26,350,700       30,882,733
                                                           ---------------- ----------------- ----------------

Cash and cash equivalents at end of year                     $ 16,941,949     $  18,299,610    $  26,350,700
                                                           ================ ================= ================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

A. ORGANIZATION

Continental Global Group, Inc. (the "Company") was formed on February 4, 1997, for the purpose of owning all of the common stock of Continental Conveyor & Equipment Company ("CCE") and Goodman Conveyor Company ("GCC"). The Company, which is a holding company with limited assets and operations other than its investments in its subsidiaries, is owned 100% by N.E.S. Investment Co.

Prior to January 1, 1997, CCE and GCC were limited partnerships under common control by NES Group, Inc. (the parent company of N.E.S. Investment Co.), the 99% limited partner. Effective January 1, 1997, NES Group, Inc., transferred its interest in the limited partnerships to CCE and GCC. Effective February 1997, NES Group, Inc. transferred to the Company all of the outstanding capital stock of CCE and GCC.

B. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION
The Company recognizes revenue from sales at the time of shipment.

The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," effective October 1, 2000. The SAB did not have a material impact on the consolidated financial statements. The Company also adopted the provisions of Emerging Issues Task Force Issue No. 00-01, "Accounting for Shipping and Handling Fees and Costs," effective October 1, 2000. As a result, net sales now include external freight billed to customers and the related costs are included in cost of sales. Prior year amounts have been reclassified.

CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 62% of inventories at December 31, 2000 and 1999 is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,690,000 and $1,527,000 at December 31, 2000 and 1999, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


B.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL
Goodwill is being amortized on a straight-line basis, primarily over 40 years. The balance of accumulated amortization of goodwill was approximately $2,029,000 and $1,610,000 at December 31, 2000 and 1999, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS
Impairment of long-lived assets and related goodwill is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company's estimate of undiscounted cash flows over the assets remaining estimated useful life is less than the asset's carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets, or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

STOCKHOLDER'S EQUITY
In the third quarter of 2000, the Board of Directors approved an amendment to the certificate of incorporation which increased the number of shares which the Company is authorized to issue to 5,000,000 shares with a par value of $0.01. At December 31, 2000, the Company had issued and outstanding 100 shares.

RESTRUCTURING CHARGES
The Company incurred restructuring charges of approximately $481,000, $1,106,000 and $1,127,000 in 2000, 1999 and 1998, respectively, related to its Australian and United Kingdom subsidiaries. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 220 employees and relocation costs. As of December 31, 2000, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,506,000 of the charges incurred to date.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. The Company incurred approximately $583,000, $869,000, and $831,000 in advertising costs for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


B.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward exchange contracts (principally against the Australian dollar and the U.S. dollar) to hedge certain firm sales commitments of its foreign subsidiaries. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows resulting from the sale of products denominated in a currency other than the functional currency of the respective business will be adversely impacted by changes in exchange rates.

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

ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended by FASB Statements 137 and 138, is required to be adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The adoption of the new Statement will not have a material effect on earnings or the financial position of the Company.

RECLASSIFICATIONS
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

C. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2000 and 1999 are as follows:

                                             2000               1999
                                         -------------     -------------

      Land and improvements              $   1,079,411    $    1,159,208
      Buildings and improvements             6,555,863         6,482,426
      Machinery and equipment               18,527,091        19,365,976
                                         -------------     -------------
                                         $  26,162,365     $  27,007,610
                                         =============     =============

Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $2,467,149, $2,931,686, and $2,729,062, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 31.5 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

D. FINANCING ARRANGEMENTS

Long-term obligations consist of the following:

                                                                                   As of December 31
                                                                           ----------------------------------
                                                                                 2000             1999
Senior Notes, interest at 11% payable semi-annually in arrears, due 2007       $120,000,000     $120,000,000
Note payable by CCE for purchase of Colorado facility; interest rate of
   7.445%; payable in monthly installments through 5/1/04                         1,506,227        1,567,076
Note payable by CCE for idler equipment; interest rate of 8.845%;
   payable in monthly installments through 6/13/05                                1,468,527          909,717
Term loan payable by Australian subsidiary; interest rate of 7.55%;
   maturity date of 12/31/01                                                      1,257,300        2,656,800
Note payable by South Africa for purchase of computer system; variable interest rate (14.5% and 15.551% at December 31, 2000 and 1999, respectively); payable in monthly installments through 12/31/04
                                                                                     48,996           81,179
Obligations under capital leases                                                    440,761          813,293
                                                                           ----------------- ----------------
                                                                                124,721,811      126,028,065
Less current maturities                                                           1,931,676        3,140,588
                                                                           ----------------- ----------------
                                                                               $122,790,135     $122,887,477
                                                                           ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


D.  FINANCING ARRANGEMENTS - CONTINUED

Maturities of long-term obligations are as follows:

              2001     $   1,931,676
              2002           522,092
              2003           494,356
              2004         1,679,091
              2005            94,596
        Thereafter       120,000,000
                    -----------------
                        $124,721,811
                    =================

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

During the second quarter of 2000, the Company's United States operations completed the purchase of equipment for production of a new idler at a total cost of approximately $1,705,000. The purchase was financed with a note payable bearing an interest rate of 8.845% and maturing on June 13, 2005. The note is secured by the equipment.

During the second quarter of 1999, the Company's United States operations purchased a manufacturing facility previously leased in Colorado for $1,600,000. The purchase was financed through a term note bearing an interest rate of 7.445% with a maturity date of May 1, 2004. The note is secured by the property.

In July 1999, the Company's Australian subsidiary obtained a term loan of approximately $2,900,000. These proceeds were used to pay the outstanding balance of the BCE seller notes for approximately $2,100,000 and the balance for working capital.

In the fourth quarter of 1999, the Company's South African subsidiary purchased a new computer system for approximately $82,000. The purchase was financed through a note payable maturing on December 31, 2004. The interest rate is variable and was 14.5% and 15.551% at December 31, 2000 and 1999, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

D.  FINANCING ARRANGEMENTS - CONTINUED

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated September 14, 1992, as amended, restated and consolidated through March 28, 2000, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains certain financial and other covenants which, among other things, establish minimum debt coverage and net working capital requirements. The Revolving Credit Facility will be fully revolving until final maturity on June 30, 2003, and will bear interest at a fluctuating rate based on the prime rate. At December 31, 2000 and 1999, the Company had an outstanding balance under the Revolving Credit Facility of $12,040,346 and $5,768,503, respectively. The weighted average interest rate for this facility was 9.3% and 8.3% in 2000 and 1999, respectively.

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $3.0 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the BCE subsidiaries, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on December 31, 2001. At December 31, 2000, the facility was fully utilized. At December 31, 1999, approximately $1.6 million (Australian dollars) was available for use. The outstanding balance under this facility was $1,783,401 and $844,808 (U.S.$) at December 31, 2000 and 1999, respectively. The weighted average interest rate for this facility was 9.5% in 2000 and 1999.

The Company's United Kingdom subsidiary has an overdraft facility with the HSBC Bank of 1.2 million British pounds sterling. The facility is secured by certain assets of the Subsidiary, bears interest at a fluctuating rate of 3% above the HSBC Bank base rate, and matures on December 31, 2001. At December 31, 2000 and 1999, approximately 131,000 pounds and 2,100 pounds, respectively, were available for use. The outstanding balance under this facility was $1,596,273 and $1,773,438 (U.S.$) at December 31, 2000 and 1999, respectively. The weighted average interest rate for this facility was 8.5% and 8.0% in 2000 and 1999, respectively.

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 3.0 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2000 and 1999, approximately 1.4 million rand and 2.3 million rand, respectively, was available for use. The outstanding balance under this facility was $210,880 and $113,750 (U.S.$) at December 31, 2000 and 1999, respectively. The weighted average interest rate for this facility was 16.5% and 18% in 2000 and 1999, respectively.

During 2000, 1999, and 1998, the Company paid interest of $15,188,760, $14,590,746, and $12,456,957, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

E. LEASING ARRANGEMENTS

CCE has a capital lease for land and building with a lease term of ten years which contains a purchase option exercisable at any time. In addition, CCE, GCC, and the Company's foreign subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2000 and 1999 are as follows:

                                              2000              1999
                                          ------------      ------------
      Asset Balances:
      Land                                $     20,000      $     20,000
      Buildings                                380,000           380,000
      Machinery and Equipment                  710,894         1,890,732
                                          ------------      ------------
                                          $  1,110,894      $  2,290,732
                                          ============      ============

      Accumulated Amortization:
      Buildings                           $     87,460     $      75,397
      Machinery and Equipment                  432,113         1,041,355
                                          ------------      ------------
                                          $    519,573      $  1,116,752
                                          ============      ============


The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $2,072,000, $2,525,000, and $2,401,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                  Operating
                                                Capital Leases      Leases
                                                --------------   -----------
    2001                                          $  329,800     $   604,313
    2002                                             117,332         534,463
    2003                                              41,764         348,791
    2004                                                   -          49,804
    2005                                                   -           1,010
                                                  ----------     -----------
    Total minimum lease payments                     488,896     $ 1,538,381
                                                                 ===========
    Amounts representing interest                     48,135
                                                  ----------
    Present value of net minimum lease
      payments (including current
      portion of $294,006)                        $  440,761
                                                  ==========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

F. EMPLOYEE BENEFIT PLANS

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The actuarial computations use the "projected unit credit cost method," which assumed a weighted-average discount rate on benefit obligations of 7.25% in 2000 and 1999 and a weighted-average expected long-term rate of return on plan assets of 8% in 2000 and 1999.

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2000 and 1999, of the Company's defined benefit plan.

                                                                     2000                1999
                                                            ------------------- -------------------
Change in benefit obligation:
Benefit obligation at beginning of year                          $  4,597,614        $  5,112,244
Service cost                                                          136,670             140,057
Interest cost                                                         333,327             370,638
Actuarial gain                                                        (33,221)           (847,619)
Benefits paid                                                        (212,049)           (177,706)
                                                            ------------------- -------------------
Benefit obligation at end of year                                   4,822,341           4,597,614
                                                            ------------------- -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                      5,667,003           5,260,652
Actual return on plan assets                                         (207,621)            584,057
Benefits paid                                                        (212,049)           (177,706)
                                                            ------------------- -------------------
Fair value of plan assets at end of year                            5,247,333           5,667,003
                                                            ------------------- -------------------

Funded status:
Plan assets in excess of projected benefit obligation                 424,992           1,069,389
Unrecognized prior service cost                                      (227,455)           (300,303)
Unrecognized net actuarial gain                                      (474,130)         (1,028,512)
Unrecognized transition asset                                          (2,706)             (5,412)
                                                            ------------------- -------------------
Accrued benefit cost                                             $   (279,299)      $    (264,838)
                                                            =================== ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

F.  EMPLOYEE BENEFIT PLANS - CONTINUED

                                                              2000                1999                1998
                                                   ------------------- ------------------- -------------------
Components of net periodic benefit cost:
Service cost                                              $  136,670          $  140,057        $    169,558
Interest cost                                                333,327             370,638             193,266
Expected return on plan assets                               207,621            (584,057)         (1,191,761)
Amortization of prior service cost                           (14,216)             44,416              90,363
Amortization of transition asset                              (2,706)             (2,706)             (2,706)
Recognized gain (loss)                                      (587,603)            244,297             940,129
                                                   ------------------- ------------------- -------------------
Net periodic benefit cost                                $    73,093           $ 212,645        $    198,849
                                                   =================== =================== ===================

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE makes annual contributions (approximately $520,000, $490,000, and $564,000, in 2000, 1999, and 1998,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 16% of their compensation. CCE will match (approximately $320,000, $335,000, and $324,000 in 2000, 1999,
and 1998, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 2000, 1999, and 1998 was approximately $134,000, $145,000, and $197,000, respectively, which was equal to 2.5% of eligible employees compensation in 2000 and 1999 and 3% of eligible employees compensation for 1998.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2000, 1999, and 1998, the subsidiaries contributed approximately $636,000, $761,000, and $759,000, respectively, to the plans.

G.  RELATED PARTY TRANSACTIONS

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $351,000, $467,000, and $933,000 for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, the Company had a receivable for overpayment of management fees of approximately $131,000 and $181,000, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


G.  RELATED PARTY TRANSACTIONS - CONTINUED

Prior to electing C Corporation status for income tax purposes on October 6, 2000, the subsidiaries of the Company were parties to a tax payment agreement with NES Group, Inc., the parent company of N.E.S. Investment Co., providing for payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. The Company incurred charges to stockholder's equity for income taxes of approximately $149,000, and $1,922,000 for the years ended December 31, 1999, and 1998, respectively. At December 31, 2000 and 1999, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000.

H.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

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

Foreign currency forward contract: Off balance sheet derivative financial instruments at December 31, 2000 include a foreign currency forward contract with a contractual amount of approximately $1,909,000. The contract matures during 2001 and the counterparty to the contract is a major U.S. commercial bank. Management believes that losses related to credit risk is remote. The Company entered into the foreign currency forward contract to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contract is estimated based on the quoted market price of a comparable contract.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

H. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK - CONTINUED

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                          2000                                1999
                                                Carrying           Fair            Carrying             Fair
                                                 Amount           Value             Amount             Value
                                               -----------      -----------       -----------       -----------
                                                                      (in thousands)
Cash and cash equivalents                      $    16,942      $    16,942       $    18,300       $    18,300
Accounts receivable                                 28,468           28,468            30,469            30,469
Accounts payable                                   (17,464)         (17,464)          (21,506)          (21,506)
Notes payable                                      (15,631)         (15,631)           (8,601)           (8,601)
Long-term debt                                    (124,281)         (43,802)         (125,215)          (67,570)
Foreign currency forward contract                        -               87                 -                 -

Accounts receivable from customers in the coal mining industry were approximately 59% and 66% at December 31, 2000 and 1999, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $1,618,000, $383,000, and $586,000 in 2000, 1999, and 1998, respectively. Accounts written off, net of recoveries, were approximately $676,000, $491,000, and $53,000 in 2000, 1999, and 1998, respectively.

I. INCOME TAXES

Effective October 6, 2000, the Company and its domestic subsidiaries elected C Corporation status for United States income tax purposes. At that date, income taxes were provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Prior to October 6, 2000, the Company and its domestic subsidiaries had elected Subchapter S Corporation Status for United States income tax purposes. Accordingly, the Company's United States operations were not subject to income taxes as separate entities. The Company's United States income, through October 6, is included in the income tax returns of the sole stockholder.

For tax reporting purposes, the Company will be included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

I.  INCOME TAXES - CONTINUED

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. For the years ended December 31, 2000 and 1998, the Company recorded foreign income tax expense of approximately $72,000 and $127,000, respectively. The Company's Australian subsidiary paid income taxes of approximately $72,000, $150,000, and $450,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Income (loss) before income taxes consists of the following:

                                     For the Year Ending December 31
                              2000                 1999                 1998
                      --------------------- -------------------- --------------------

Domestic                   $   (4,439,936)      $      162,750         $  4,394,852
Foreign                        (6,759,714)          (8,891,025)          (3,093,092)
                      --------------------- -------------------- --------------------
                            $ (11,199,650)        $ (8,728,275)        $  1,301,760
                      ===================== ==================== ====================

Income taxes are summarized as follows:

                               December 31,
                                   2000
                            -------------------
Current:
   Domestic:
     Federal                                 -
     State and local                         -
   Foreign                         $    29,140
                            -------------------
                                        29,140
Deferred:
   Domestic:
     Federal                         1,612,268
     State and local                   230,323
   Foreign                              43,000
                            -------------------
                                     1,885,591
                            -------------------
                                   $ 1,914,731
                            ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Where the Company has determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance has been established. The valuation allowance pertains to the deferred tax assets resulting from the net operating loss carryforwards of the Company's foreign subsidiaries. These losses may be carried forward indefinitely.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


I.  INCOME TAXES - CONTINUED

Significant components of the Company's deferred income taxes at December 31, 2000 and 1999 are as follows:

                                                  2000              1999
                                            ----------------- -----------------
Deferred tax assets:
   Operating accruals                          $  1,444,814      $    498,366
   Net operating loss carryforwards               6,540,731         4,755,870
   Valuation allowance                           (5,872,527)       (4,755,870)
                                            ----------------- -----------------
                                                  2,113,018           498,366

Deferred tax liabilities:
   Inventories                                   (2,084,637)                -
   Property, plant, and equipment                (2,063,364)         (673,056)
                                            ----------------- -----------------
                                                 (4,148,001)         (673,056)
                                            ----------------- -----------------
Net deferred tax liability                     $ (2,034,983)     $   (174,690)
                                            ================= =================

A reconciliation of income taxes computed at the statutory rate to the effective rate follows:

                                                                   December 31,
                                                                       2000
                                                                   ------------

Income taxes at the United States statutory rate                      (35.0)%
State income taxes, net of federal benefit                              2.1
Effective tax rate differential of earnings outside the U.S.           21.8
Cumulative effect of deferred income taxes on date of conversion
   to C corporation                                                    14.7
S corporation income not subject to U.S. income tax                    13.3
Other - net                                                             0.2
                                                                      -----
                                                                       17.1%
                                                                      =====

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

J. SEGMENT INFORMATION

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 87.9%, 84.7%, and 85.0% of net sales for 2000, 1999, and 1998, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

The Company evaluates performance and allocates resources based on operating income before restructuring charges and allocation of management fees, amortization and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies under Note B. The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


J.  SEGMENT INFORMATION - CONTINUED

                                                                      Year ended December 31
                                                             2000               1999              1998
                                                       ------------------ ----------------- -----------------
                                                                           (in thousands)
Net sales:
   Conveyor equipment                                        $  147,227         $ 180,838         $ 215,693
   Manufactured housing products                                 18,145            30,312            35,220
   Other                                                          2,217             2,356             2,960
                                                       ------------------ ----------------- -----------------
Total net sales                                              $  167,589         $ 213,506         $ 253,873
                                                       ================== ================= =================

Depreciation and amortization:
   Conveyor equipment                                          $  2,914           $ 3,368           $ 3,151
   Manufactured housing products                                    106               121               181
   Other                                                              7                10                12
   Corporate amortization                                            50                51                49
                                                       ------------------ ----------------- -----------------
Total depreciation and amortization                            $  3,077           $ 3,550           $ 3,393
                                                       ================== ================= =================

Segment operating income:
   Conveyor equipment                                        $    6,134         $   7,738          $ 16,425
   Manufactured housing products                                   (229)              171               943
   Other                                                            184               119               253
                                                       ------------------ ----------------- -----------------
Segment operating income                                          6,089             8,028            17,621
   Restructuring charge                                             481             1,106             1,127
   Management fee                                                   351               467               933
   Amortization expense                                             610               619               663
   Corporate expense                                              1,055               520               567
                                                       ------------------ ----------------- -----------------
Total operating income                                            3,592             5,316            14,331
   Interest expense                                              15,826            15,225            14,658
   Interest income                                               (1,032)             (914)           (1,568)
   Miscellaneous, net                                                (2)             (267)              (61)
                                                       ------------------ ----------------- -----------------
Income (loss) before income taxes                            $  (11,200)        $  (8,728)          $ 1,302
                                                       ================== ================= =================

Segment assets:
   Conveyor equipment                                        $   85,483         $  95,949         $ 113,542
   Manufactured housing products                                  4,180             4,891             6,840
   Other                                                            837               873               887
                                                       ------------------ ----------------- -----------------
Total segment assets                                             90,500           101,713           121,269
   Corporate assets                                              19,636            21,190            24,488
                                                       ------------------ ----------------- -----------------
Total assets                                                 $  110,136        $  122,903         $ 145,757
                                                       ================== ================= =================

Capital expenditures:
   Conveyor equipment                                          $  1,460          $  3,951           $ 2,891
   Manufactured housing products                                     35                56               140
   Other                                                              -                23                 9
                                                       ------------------ ----------------- -----------------
Total capital expenditures                                     $  1,495          $  4,030           $ 3,040
                                                       ================== ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


J.  SEGMENT INFORMATION - CONTINUED

GEOGRAPHIC AREA DATA

                                                                      Year ended December 31
                                                            2000               1999               1998
                                                      ------------------ ------------------ -----------------
                                                                          (in thousands)
Net sales:
   United States                                            $  127,226         $  148,509         $ 170,689
   Australia                                                    18,192             39,223            61,097
   United Kingdom                                               18,815             21,105            18,847
   Other countries                                               3,626              4,994             4,045
   Eliminations - transfers                                       (270)              (325)             (805)
                                                      ------------------ ------------------ -----------------
Total net sales                                             $  167,589         $  213,506         $ 253,873
                                                      ================== ================== =================


Operating income (loss):
   United States                                              $  9,607          $  13,670          $ 16,384
   Australia                                                    (2,367)            (6,407)             (941)
   United Kingdom                                               (3,003)            (1,542)             (537)
   Other countries                                                (692)              (432)             (575)
   Eliminations                                                     47                 27                 -
                                                      ------------------ ------------------ -----------------
Total operating income                                        $  3,592          $   5,316          $ 14,331
                                                      ================== ================== =================

Long lived assets:
   United States                                             $   8,005         $    8,224          $  6,109
   Australia                                                     3,599              4,882             5,909
   United Kingdom                                                2,657              3,165             3,422
   Other countries                                                 326                431               326
                                                      ------------------ ------------------ -----------------
Total long lived assets                                      $  14,587          $  16,702          $ 15,766
                                                      ================== ================== =================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

In 2000, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. In 1999, sales to the Company's largest customer were approximately $24.5 million, or 11.5%, of the Company's total net sales. In 1998, sales to the Company's two largest customers were approximately $32.7 million and $30.8 million, respectively, or 12.9% and 12.1%, of the Company's total net sales. Sales to these customers are reported in the net sales for the Conveyor Equipment business segment.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

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

Summarized consolidating balance sheets for 2000 and 1999 and consolidating statements of operations and cash flow statements for 2000, 1999, and 1998 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2000:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $  16,257       $     565       $     120      $        -     $   16,942
   Accounts receivable, net                -          23,981           4,534             (47)        28,468
   Inventories                             -          23,971           4,105               -         28,076
   Other current assets                   15           1,509              77            (969)           632
                              -------------------------------------------------------------------------------
Total current assets                  16,272          50,026           8,836          (1,016)        74,118
Property, plant, and
   equipment, net                          -          10,218           4,369               -         14,587
Goodwill, net                              -          17,193             730               -         17,923
Investment in subsidiaries            60,009          17,399               -         (77,408)             -
Deferred financing costs               3,249               -               -               -          3,249
Other assets                           1,424           1,951             358          (3,474)           259
                              -------------------------------------------------------------------------------
Total assets                       $  80,954       $  96,787       $  14,293      $  (81,898)    $  110,136
                              ===============================================================================
Current liabilities:
   Notes payable                   $       -       $  13,831       $   3,270      $   (1,470)    $   15,631
   Trade accounts payable                385          11,777           5,646            (345)        17,463
   Accrued compensation and
     employee benefits                     -           4,086             563               -          4,649
   Accrued interest                    3,300               -               -               -          3,300
   Deferred income taxes                   -           1,594               -               -          1,594
   Other accrued liabilities             171           2,534           1,687            (993)         3,399
   Current maturities of
     long-term obligations                 -           1,883              49               -          1,932
                              -------------------------------------------------------------------------------
Total current liabilities              3,856          35,705          11,215          (2,808)        47,968
Deferred income taxes                      -           2,052               -          (1,611)           441
Senior Notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,747              43               -          2,790
Stockholder's equity
(deficit)                            (42,902)         56,283           3,035         (77,479)       (61,063)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $  80,954       $  96,787       $  14,293      $  (81,898)    $  110,136
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

K.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
                                The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
December 31, 1999:
Current assets:
   Cash and cash equivalents      $   17,244    $        955    $        101  $            -    $    18,300
   Accounts receivable, net            2,039          24,797           5,759          (2,126)        30,469
   Inventories                             -          27,578           3,750               -         31,328
   Other current assets                   36           1,544             361               -          1,941
                              -------------------------------------------------------------------------------
Total current assets                  19,319          54,874           9,971          (2,126)        82,038
Property, plant, and
   equipment, net                          -          11,259           5,443               -         16,702
Goodwill, net                              -          18,736             907               -         19,643
Investment in subsidiaries            60,009          19,800               -         (79,809)             -
Deferred financing costs               3,769               -               -               -          3,769
Deferred income taxes                      -             135             363               -            498
Other assets                             141               -             736            (624)           253
                              -------------------------------------------------------------------------------
Total assets                       $  83,238      $  104,804       $  17,420      $  (82,559)    $  122,903
                              ===============================================================================

Current liabilities:
   Notes payable                $          -     $     6,779      $    2,311    $       (489)  $      8,601
   Trade accounts payable                387          17,022           6,242          (2,145)        21,506
   Accrued compensation and
     employee benefits                     -           4,553             538               -          5,091
   Accrued interest                    3,300               -               -               -          3,300
   Deferred income taxes                   -             673               -               -            673
   Other accrued liabilities             171           3,380             136            (105)         3,582
   Current maturities of
     long-term obligations                 -           3,120              21               -          3,141
                              -------------------------------------------------------------------------------
Total current liabilities              3,858          35,527           9,248          (2,739)        45,894
Senior Notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,675             212               -          2,887
Stockholder's equity
(deficit)                            (40,620)         66,602           7,960         (79,820)       (45,878)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $  83,238      $  104,804       $  17,420      $  (82,559)    $  122,903
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

K.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2000:
Net sales                               $          -    $  145,149       $  22,441       $    (1)   $  167,589
Cost of products sold                              -       118,753          22,311            (1)      141,063
                                        ------------------------------------------------------------------------
Gross profit                                       -        26,396             130             -        26,526
Total operating expenses                       1,105        18,051           3,778             -        22,934
                                        ------------------------------------------------------------------------
Operating income (loss)                       (1,105)        8,345          (3,648)            -         3,592
Interest expense                              13,768         1,833             225             -        15,826
Interest income                               (1,032)            -               -             -        (1,032)
Miscellaneous, net                                 -            12             (14)            -            (2)
                                        ------------------------------------------------------------------------
Income (loss) before income taxes            (13,841)        6,500          (3,859)            -       (11,200)
Income tax expense (benefit)                  (1,333)        3,247               -             -         1,914
                                        ------------------------------------------------------------------------
Net income (loss)                         $  (12,508)     $  3,253     $    (3,859)       $    -   $   (13,114)
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 1999:
Net sales                               $          -    $  187,486       $  26,099        $  (79)   $  213,506
Cost of products sold                              -       158,528          23,293           (79)      181,742
                                        ------------------------------------------------------------------------
Gross profit                                       -        28,958           2,806             -        31,764
Total operating expenses                         571        21,123           4,754             -        26,448
                                        ------------------------------------------------------------------------
Operating income (loss)                         (571)        7,835          (1,948)            -         5,316
Interest expense                              13,772         1,268             185             -        15,225
Interest income                                 (914)            -               -             -          (914)
Miscellaneous, net                                 -           106            (373)            -          (267)
                                        ------------------------------------------------------------------------
Income (loss) before foreign income          (13,429)        6,461          (1,760)            -        (8,728)
   taxes
Foreign income taxes                               -             -               -             -             -
                                        ------------------------------------------------------------------------
Net income (loss)                         $  (13,429) $      6,461      $   (1,760)       $    -   $    (8,728)
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 1998:
Net sales                               $          -     $ 170,689        $ 83,989        $ (805)    $ 253,873
Cost of products sold                              -       137,047          74,695          (805)      210,937
                                        ------------------------------------------------------------------------
Gross profit                                       -        33,642           9,294             -        42,936
Total operating expenses                         616        16,642          11,347             -        28,605
                                        ------------------------------------------------------------------------
Operating income (loss)                         (616)       17,000          (2,053)            -        14,331
Interest expense                              13,776          (226)          1,108             -        14,658
Interest income                               (1,568)            -               -             -        (1,568)
Miscellaneous, net                                 -             7             (68)            -           (61)
                                        ------------------------------------------------------------------------
Income (loss) before foreign income          (12,824)       17,219          (3,093)            -         1,302
   taxes
Foreign income taxes                               -             -             127             -           127
                                        ------------------------------------------------------------------------
Net income (loss)                          $ (12,824)      $17,219         $(3,220)         $  -    $    1,175
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

K.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2000:
Net cash  provided by (used in)
   operating activities                   $  (13,272)    $   9,055      $   (2,229)     $    (12)   $   (6,458)

Investing activities:
   Purchases of property, plant and
     equipment                                     -        (1,268)           (227)            -        (1,495)
   Proceeds from disposals of PP&E                 -           103              19             -           122
                                        ------------------------------------------------------------------------
Net cash used in investing activities              -        (1,165)           (208)            -        (1,373)

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         7,241             137             -         7,378
   Proceeds from long-term obligations             -           776               -             -           776
   Principal payments on long-term
     obligations                                   -        (1,526)           (109)            -        (1,635)
   Distributions for interest on              12,285       (12,285)              -             -             -
     senior notes
   Intercompany loan activity                      -        (2,473)          2,473             -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       12,285        (8,267)          2,501             -         6,519
Exchange rate changes on cash                      -           (13)            (45)           12           (46)
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                  (987)         (390)             19             -        (1,358)
Cash and cash equivalents at beginning
   of year                                    17,244           955             101             -        18,300
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $   16,257     $     565      $      120      $      -    $   16,942
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


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
   Purchases of property, plant and
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

                                December 31, 2000

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
   Purchases of property, plant and
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of December 31, 2000:

Name                       Age    Position with the Company

C. Edward Bryant, Jr.      66     President and Chief Executive Officer
Jimmy L. Dickinson         58     Vice President and Chief Financial Officer
Jerry R. McGaha            62     Senior Vice President of Sales and Engineering
Joseph L. Mandia           59     Vice Chairman and Director
Edward F. Crawford         61     Director
Donald F. Hastings         72     Director
C. Wesley McDonald         60     Director
Robert J. Tomsich          70     Director
John R. Tomsich            34     Director
James W. Wert              54     Director


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

Mr. McGaha has served as Senior Vice President of Sales and Engineering of the Company since its inception. Mr. McGaha has also served as Senior Vice President of Sales and Engineering of Continental Conveyor & Equipment Company since 1996 and as a Director of CCE Pty. Ltd. since 1996. In addition to the foregoing, Mr. McGaha was Vice President of Sales and Engineering of Continental Conveyor & Equipment Company from 1990 to 1996.

Mr. Mandia has served as Vice Chairman of the Company since January 2001 and as a Director of the Company since its inception. Mr. Mandia served as Group Vice President of Nesco, Inc. from 1988 to December 2000.

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

Mr. McDonald has served as a Director of the Company since August 2000. Prior to his service with the Company, Mr. McDonald served as Executive Vice President of Operations for Consol Inc. from 1985 to his retirement in 1999.

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


                                                                                     OTHER ANNUAL
NAME AND PRINCIPAL POSITION                   YEAR       SALARY        BONUS       COMPENSATION (1)

Joseph L. Mandia, Vice Chairman               2000        $211,550      $35,150                -

C. Edward Bryant, Jr.,                        2000         230,004       91,205           16,434
   President and Chief                        1999         230,004       94,817           15,495
   Executive Officer                          1998         200,004       84,513           15,488

Jerry R. McGaha,                              2000         128,520       31,459           11,742
   Senior Vice President of                   1999         126,660       32,217           14,483
      Sales and Engineering                   1998         122,400       31,335           14,514

Jimmy L. Dickinson                            2000         139,260       61,285           13,779
   Vice President and Chief                   1999         138,243       64,340           11,243
   Financial Officer                          1998         133,893       52,205           10,509


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2001:

Number of Shares  Title of Class                 Name and Address of Beneficial
                                                 Owner

100               Common Stock, $0.01 par value  N.E.S. Investment Co.
                                                 6140 Parkland Boulevard
                                                 Mayfield Heights, OH  44124

All of the Company's issued and outstanding capital stock is owned by N.E.S. Investment Co., which is 100 percent beneficially owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.

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

MANAGEMENT AGREEMENT

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2000 under the Management Agreement was $350,978. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)  Documents Filed as Part of this Report:

                1.  Consolidated Financial Statements.

                    The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 29, 2001, are included in Item 8.

                    Report of Independent Auditors.

                    Consolidated Balance Sheets at December 31, 2000 and 1999.

                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.

                    Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2000.

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By:  /s/ C. Edward Bryant, Jr.
                                         -------------------------
                                    Name: C. Edward Bryant, Jr.
                                    Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Title                         Date

/s/ C. Edward Bryant, Jr.                     President and Chief Executive Officer                March 28, 2001
-----------------------------------------
C. Edward Bryant, Jr.                         (Principal Executive Officer)

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           March 28, 2001
-----------------------------------------
Jimmy L. Dickinson                            (Principal Financial Officer and Principal
                                                  Accounting Officer)

/s/ Joseph L. Mandia                          Vice Chairman and Director                           March 28, 2001
-----------------------------------------
Joseph L. Mandia

/s/ Edward F. Crawford                        Director                                             March 28, 2001
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             March 28, 2001
-----------------------------------------
Donald F. Hastings

/s/ C. Wesley McDonald                        Director                                             March 28, 2001
-----------------------------------------
C. Wesley McDonald

/s/ John R. Tomsich                           Director                                             March 28, 2001
-----------------------------------------
John R. Tomsich

/s/ Robert J. Tomsich                         Director                                             March 28, 2001
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             March 28, 2001
-----------------------------------------
James W. Wert

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

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit
   ------     ----------------------

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc., as currently in effect.     *

    (b)       Certificate of Amendment of Certificate of Incorporation of Continental Global Group,
              Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September
              30, 2000, and is incorporated herein by reference.)

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

    (e)       Amendment VI, dated as of March 28, 2000, to the Revolving Credit
              Facility, dated as of September 14, 1992, among Continental
              Conveyor & Equipment Company, Goodman Conveyor Company, and Bank
              One, Cleveland, NA. (Filed as Exhibit 10.1(e) to the Company's
              Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

                         Continental Global Group, Inc.

                                    Form 10-K

                          Index of Exhibits (Continued)


    10.1
     (f) Letter of Amendment, dated as of March 29, 2001, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and
              Bank One, Cleveland, NA.

    10.2      Management Agreement, dated as of April 1, 1997, between      *
              Continental Global Group, Inc. and Nesco, Inc.

     12 Statement regarding computation of ratio of earnings to fixed charges

     21       Subsidiaries of registrant

Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.