Form 10-Q
period 2001-03-31
CONTINENTAL GLOBAL GROUP INC; CONTINENTAL CONVEYOR & EQUIPMENT CO; GOODMAN CONVEYOR CO
filed 2001-05-15
CIK 1039785, 24008, 1039786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

               Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                        31-1506889
              --------                                        ----------
   (State or other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS


Continental Conveyor & Equipment Company           Delaware         34-1603197
Goodman Conveyor Company                           Delaware         34-1603196


Continental Global Group, Inc.      Continental Conveyor &               Goodman Conveyor Company
Company                              Equipment                           Route 178 South
438 Industrial Drive                 438 Industrial Drive                Belton, South Carolina 29627
Winfield, Alabama 35594              Winfield, Alabama 35594             (864) 338-7793
(205) 487-6492                       (205) 487-6492


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

As of April 30, 2001, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.


                                                                                                              Page
Part I      Financial Information                                                                            Number

            Item 1        Financial Statements (Unaudited)                                                       1

                          Condensed Consolidated Balance Sheets
                          March 31, 2001 and December 31, 2000                                                   2

                          Condensed Consolidated Statements of Operations
                          Three Months ended March 31, 2001 and 2000                                             3

                          Condensed Consolidated Statements of Cash Flows
                          Three Months ended March 31, 2001 and 2000                                             4

                          Notes to Condensed Consolidated Financial Statements                                5-13

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         14-16

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            17

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      18

            Signatures                                                                                          19



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets



                                                                         March 31            December 31
                                                                           2001                 2000
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)

ASSETS:
Current assets:
   Cash and cash equivalents                                           $    17,069,940      $    16,941,949
   Accounts receivable, net                                                 27,698,635           28,468,042
   Inventories                                                              30,077,632           28,076,134
   Other current assets                                                        633,950              632,012
                                                                    -------------------- --------------------
Total current assets                                                        75,480,157           74,118,137

Property, plant and equipment                                               24,894,170           26,162,365
Less accumulated depreciation                                               11,351,410           11,575,056
                                                                    -------------------- --------------------
                                                                            13,542,760           14,587,309

Goodwill, net                                                               16,931,171           17,922,783
Deferred financing costs                                                     3,119,413            3,249,389
Other assets                                                                   229,419              258,437
                                                                    -------------------- --------------------

                                                                        $  109,302,920       $  110,136,055
                                                                    ==================== ====================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                       $    14,999,420      $    15,630,900
   Trade accounts payable                                                   17,018,703           17,463,905
   Accrued compensation and employee benefits                                4,649,277            4,648,933
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Deferred income taxes                                                     1,401,104            1,594,089
   Other accrued liabilities                                                 4,604,471            3,398,710
   Current maturities of long-term obligations                               1,568,302            1,931,676
                                                                    -------------------- --------------------
Total current liabilities                                                   50,841,277           47,968,213

Deferred income taxes                                                           98,494              440,894
Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,667,485            2,790,135

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (59,835,744)         (58,195,967)
   Accumulated other comprehensive loss                                     (6,462,280)          (4,860,908)
                                                                    -------------------- --------------------
                                                                           (64,304,336)         (61,063,187)
                                                                    -------------------- --------------------
                                                                        $  109,302,920       $  110,136,055
                                                                    ==================== ====================



See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                                                     Three months ended March 31
                                                                       2001                2000
                                                                ------------------- -------------------
                                                                             (Unaudited)

Net sales                                                           $  38,938,329       $  42,259,302
Cost of products sold                                                  31,822,155          35,592,009
                                                                ------------------- -------------------
Gross profit                                                            7,116,174           6,667,293

Operating expenses:
   Selling and engineering                                              2,932,795           3,342,135
   General and administrative                                           2,143,024           2,396,308
   Management fee                                                         130,290              78,476
   Amortization expense                                                   147,779             156,234
   Restructuring charges                                                        -              44,068
                                                                ------------------- -------------------
Total operating expenses                                                5,353,888           6,017,221
                                                                ------------------- -------------------
Operating income                                                        1,762,286             650,072

Other expenses:
   Interest expense                                                     3,865,996           3,947,202
   Interest income                                                       (229,146)           (244,862)
   Miscellaneous, net                                                     207,714             (26,593)
                                                                ------------------- -------------------
Total other expenses                                                    3,844,564           3,675,747
                                                                ------------------- -------------------
Net loss before income taxes                                           (2,082,278)         (3,025,675)
Income tax benefit                                                       (442,501)                  -
                                                                ------------------- -------------------

Net loss                                                           $   (1,639,777)      $  (3,025,675)
                                                                =================== ===================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                         Three months ended March 31
                                                                         2001                   2000
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                            $   (1,639,777)       $   (3,025,675)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Provision for depreciation and amortization                              713,220               834,971
     Amortization of deferred financing costs                                 129,976               129,975
     Deferred income taxes                                                   (442,501)                    -
     Gain on disposal of assets                                                (3,786)              (30,720)
     Changes in operating assets and liabilities                            2,077,121             4,562,279
                                                                 ---------------------- ---------------------
Net cash provided by operating activities                                     834,253             2,470,830
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                               (171,704)             (304,269)
   Proceeds from sale of property, plant, and equipment                        40,499               103,484
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                        (131,205)             (200,785)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                    (299,316)            3,526,672
   Principal payments on long-term obligations                               (295,179)             (527,032)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                          (594,495)            2,999,640
Effect of exchange rate changes on cash                                        19,438                (8,215)
                                                                 ---------------------- ---------------------
Increase in cash and cash equivalents                                         127,991             5,261,470
Cash and cash equivalents at beginning of period                           16,941,949            18,299,610
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $  17,069,940        $   23,561,080
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.



                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2000, included in the Form 10-K filed by the Company on April 2, 2001.

B.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.  DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 by the Financial Accounting Standards Board, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Adoption of SFAS 133 did not have a material effect on earnings or financial position of the Company. In accordance with the transition provisions in SFAS 133, the Company recorded the previously unrecognized fair market value of a foreign currency forward contract. The effect of the adjustment to record the fair value of the foreign currency forward contract was entirely offset by the adjustment to other comprehensive income at the date of adoption. Accordingly, the net cumulative-effect adjustment to net loss was zero.

As a result of the adoption of SFAS 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001


C.  DERIVATIVE INSTRUMENTS (Continued)

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

At March 31, 2001, the Company is party to a foreign currency forward contract maturing during 2001. The counterparty to the contract is a major U.S. commercial bank. Management believes that losses related to credit risk is remote. The Company entered into the foreign currency forward contract to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contract is estimated based on the quoted market price of a comparable contract.

The fair value of the forward contract is included in other accrued liabilities on the March 31, 2001 balance sheet. There was no hedge ineffectiveness recognized in the statement of operations during the current quarter. Based on the maturity of the contract and the nature of the hedging relationship, the unrecognized amounts in accumulated other comprehensive loss will be reclassified into the statement of operations during 2001 at the time the firm commitment is recognized.

D.       INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 64% and 62% of inventories at March 31, 2001 and December 31, 2000, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,682,000 and $1,690,000 at March 31, 2001 and December 31, 2000, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

E.       RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $44,000 in the first three months of 2000 related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,715,000. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 220 employees and relocation costs. As of March 31, 2001, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,576,000 of the charges incurred to date.

F.       COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows:


                                                             Three months ended March 31
                                                              2001                2000
                                                           --------------- --------------------

Net loss                                                    $ (1,639,777)        $ (3,025,675)
Other comprehensive income (loss):
   Foreign currency translation adjustment                    (1,480,496)            (941,073)
   Change in fair value of derivative hedge (net of tax)        (120,876)                   -
                                                           --------------- --------------------

Comprehensive loss                                         $  (3,241,149)        $ (3,966,748)
                                                           =============== ====================


G.       INCOME TAXES

Effective October 6, 2000, the Company and its domestic subsidiaries elected C Corporation status for United States income tax purposes. Since that date, income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Prior to October 6, 2000, the Company and its domestic subsidiaries had elected Subchapter S Corporation Status for United States income tax purposes. Accordingly, the Company's United States operations were not subject to income taxes as separate entities. The Company's United States income, through October 6, 2000, was included in the income tax returns of the sole stockholder.

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

                                 March 31, 2001

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


                                                         Three months ended March 31
                                                        2001              2000
                                                   ---------------- -----------------
                                                            (in thousands)
Net sales:
   Conveyor equipment                                   $  35,948         $  35,285
   Manufactured housing products                            2,541             6,231
   Other                                                      449               743
                                                   ---------------- -----------------
Total net sales                                         $  38,938         $  42,259
                                                   ================ =================

Segment operating income:
   Conveyor equipment                                  $    2,319        $    1,138
   Manufactured housing products                                6                72
   Other                                                       17                43
                                                   ---------------- -----------------
Total segment operating income                              2,342             1,253
   Management fee                                             130                78
   Amortization expense                                       148               156
   Restructuring charges                                        -                44
   Corporate expense                                          302               325
                                                   ---------------- -----------------
Total operating income                                      1,762               650
   Interest expense                                         3,866             3,947
   Interest income                                           (229)             (245)
   Miscellaneous, net                                         207               (26)
                                                   ---------------- -----------------
Net loss before income taxes                           $   (2,082)       $   (3,026)
                                                   ================ =================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

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

Summarized consolidating balance sheets as of March 31, 2001 and December 31, 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
March 31, 2001:                 The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $  16,380     $       554     $       136    $          -    $    17,070
   Accounts receivable, net                -          21,634           6,112             (47)        27,699
   Inventories                             -          26,881           3,196               -         30,077
   Other current assets                    6             908             173            (453)           634
                              -------------------------------------------------------------------------------
Total current assets                  16,386          49,977           9,617            (500)        75,480
Property, plant, and
   equipment, net                          -           9,614           3,929               -         13,543
Goodwill, net                              -          16,304             627               -         16,931
Investment in subsidiaries            60,009          16,043               -         (76,052)             -
Deferred financing costs               3,119               -               -               -          3,119
Other assets                           2,910           2,821             311          (5,812)           230
                              -------------------------------------------------------------------------------
Total assets                       $  82,424       $  94,759       $  14,484      $  (82,364)    $  109,303
                              ===============================================================================
Current liabilities:
   Notes payable               $           -       $  12,877      $    3,536     $    (1,414)   $    14,999
   Trade accounts payable                384          11,864           4,808             (37)        17,019
   Accrued compensation and
     employee benefits                     -           4,089             560               -          4,649
   Accrued interest                    6,600               -               -               -          6,600
   Deferred income taxes                   -           1,401               -               -          1,401
   Other accrued liabilities             263           3,192           1,683            (533)         4,605
   Current maturities of
     long-term obligations                 -           1,537              31               -          1,568
                              -------------------------------------------------------------------------------
Total current liabilities              7,247          34,960          10,618          (1,984)        50,841
Deferred income taxes                      -           3,171               -          (3,072)            99
Senior Notes                         120,000               -               -               -        120,000
Other long-term obligations                -           2,629           1,100          (1,062)         2,667
Stockholder's equity                 (44,823)         53,999           2,766         (76,246)       (64,304)
(deficit)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $  82,424       $  94,759       $  14,484      $  (82,364)    $  109,303
                              ===============================================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


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

                                 March 31, 2001

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating statements of operations for the three months ended March 31, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                          Combined       Combined
                                               The        Guarantor    Non-Guarantor
                                             Company    Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2001:
Net sales                                 $          -    $  32,497        $  6,441        $    -     $  38,938
Cost of products sold                                -       26,257           5,565             -        31,822
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                         -        6,240             876             -         7,116
Total operating expenses                           314        4,286             754             -         5,354
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                           (314)       1,954             122             -         1,762
Interest expense                                 3,441          375              50             -         3,866
Interest income                                   (229)           -               -             -          (229)
Miscellaneous, net                                 220           (9)             (4)            -           207
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss) before income taxes           (3,746)       1,588              76             -        (2,082)
Income tax expense (benefit)                    (1,498)       1,056               -             -          (442)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $   (2,248)  $      532       $      76        $    -    $   (1,640)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                               The        Guarantor    Non-Guarantor
                                             Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2000:
Net sales                                 $         -     $  36,218        $  6,041        $    -     $  42,259
Cost of products sold                               -        30,131           5,461             -        35,592
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -         6,087             580             -         6,667
Total operating expenses                          337         4,717             963             -         6,017
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (337)        1,370            (383)            -           650
Interest expense                                3,442           431              74             -         3,947
Interest income                                  (245)            -               -             -          (245)
Miscellaneous, net                                  -           (21)             (5)            -           (26)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (3,534)   $      960        $   (452)       $    -     $  (3,026)
                                          ============= ============= =============== ============= =============


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

I. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the three months ended March 31, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined       Combined
                                              The       Guarantor     Non-Guarantor
                                            Company    Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2001:
Net cash provided by (used in)
   operating activities                     $   (203)     $  1,703        $   (687)        $  21     $     834

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (108)            (63)            -          (171)
   Proceeds from sale of property,
     plant, and equipment                          -            34               6             -            40
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -           (74)            (57)            -          (131)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -          (727)            428             -          (299)
   Principal payments on long-term
     obligations                                   -          (279)            (16)            -          (295)
   Distributions for interest on
     senior notes                                326          (326)              -             -             -
   Intercompany loan activity                      -          (359)            359             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          326        (1,691)            771             -          (594)
Exchange rate changes on cash                      -            51             (11)          (21)           19
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   123           (11)             16             -           128
Cash and cash equivalents at beginning
   of period                                  16,257           565             120             -        16,942
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 16,380      $    554        $    136         $   -     $  17,070
                                         ============= ============= =============== ============= =============


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                         Combined       Combined
                                              The        Guarantor    Non-Guarantor
                                            Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Three months ended March 31, 2000:
Net cash provided by (used in)
   operating activities                  $         3     $   4,158       $  (1,692)        $   2    $    2,471

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (250)            (54)            -          (304)
   Proceeds from sale of property,
     plant, and equipment                          -           103               -             -           103
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (147)            (54)            -          (201)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         2,904             622             -         3,526
   Principal payments on long-term
     obligations                                   -          (503)            (24)            -          (527)
   Distributions for interest on
     senior notes                              5,358        (5,358)              -             -             -
   Intercompany loan activity                      -        (1,174)          1,174             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,358        (4,131)          1,772             -         2,999
Exchange rate changes on cash                      -            (2)             (4)           (2)           (8)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                 5,361          (122)             22             -         5,261
Cash and cash equivalents at beginning
   of period                                  17,244           955             101             -        18,300
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                  $  22,605    $      833       $     123        $    -     $  23,561
                                         ============= ============= =============== ============= =============

J.       SUBSEQUENT EVENTS

On April 3, 2001, the Company extended an Offer to Purchase up to $54,000,000, or 45%, of its outstanding 11% Series B Senior Notes due 2007 for a cash payment of $380 per $1,000 principal amount of Notes tendered (plus any accrued and unpaid interest on the Notes to their date of purchase). On April 30, 2001, the Company issued a Supplement to the Offer to Purchase which increased the cash payment to $425 per $1,000 principal amount of Notes tendered (plus any accrued and unpaid interest on the Notes to their date of purchase). The Supplement also decreased the maximum amount of Notes that the Company will accept to $48,000,000, or 40%. The offer expires on May 14, 2001. The Company plans to finance the purchase with cash on hand and the issuance of a term note payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 28, 2001.

GENERAL

The Company, through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. During 1998, the Company purchased the majority of the assets and assumed certain liabilities constituting a majority of the operations of Huwood International, a U.K. belt conveyor business. The operations of the Company's existing U.K. facilities were merged with the Huwood operations.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2001 and 2000.

                                 Three months ended
                                       March 31
                                 --------------------------
                                    2001          2000

Net sales                          100.0%        100.0%
Cost of products sold               81.7         84.2
Gross profit                        18.3         15.8
SG&A expenses                       13.1         13.6
Management fee                       0.3          0.2
Amortization expense                 0.4          0.4
Restructuring charges                 -           0.1
Operating income                     4.5          1.5

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31,
2000:

Net Sales
---------
Net sales for the quarter decreased $3.3 million, or 8%, from $42.2 million in 2000 to $38.9 million in 2001. The decrease in net sales is primarily the result of a decrease of $3.7 million in the Company's manufactured housing segment. This reduction in net sales is due to the decrease by the Company's customers in the production and shipment of manufactured homes as a result of excess finished home inventory and the tight credit market. This decline in net sales was offset by a small increase in net sales in the Company's domestic and foreign conveyor equipment segments of $0.4 million and $0.3 million, respectively. Net sales in the Company's other business decreased by $0.3 million.

GROSS PROFIT
Gross profit increased $0.4 million, or 6%, from $6.7 million in 2000 to $7.1 million in 2001. Gross profit in the Company's domestic and foreign operations of the conveyor equipment segment increased by $0.2 million and $0.4 million, respectively. The improvement in the Company's domestic gross profit was due to increased sales volume in the conveyor equipment segment while the increase in the gross profit of the foreign operations was due to improved margins resulting from a more favorable mixture of manufactured products. Gross profit in the Company's manufactured housing products segment decreased by $0.2 million due to lower sales volume.

SG&A EXPENSES
SG&A expenses decreased $0.6 million, or 11%, from $5.7 million in 2000 to $5.1 million in 2001. Approximately $0.5 million of the decrease occurred in the foreign operations of the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives.

OPERATING INCOME
Operating income increased $1.1 million, or 157%, from $0.7 million in 2000 to $1.8 million in 2001. This increase is primarily the result of the $0.4 million increase in gross profit and the $0.6 million reduction in SG&A expenses.

BACKLOG
Backlog at March 31, 2001 was $53.0 million, an increase of $17.2 million, or 48%, from $35.8 million at December 31, 2000. The increase is attributable to a $14.0 million increase in the Company's domestic operations of the conveyor equipment segment and a $3.2 million increase in the Company's foreign operations of the conveyor equipment segment. Management believes that approximately 95% of the backlog will be shipped in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.8 million and $2.5 million for the three months ending March 31, 2001 and 2000, respectively. Net cash provided by operating activities in 2001 resulted from a net loss of $1.6 million, offset by non-cash expenses such as depreciation, amortization, and deferred income taxes of $0.4 million and a net decrease in operating assets and liabilities of $2.0 million. Net cash provided by operating activities in 2000 resulted primarily from a net loss of $3.0 million, offset by depreciation and amortization of $1.0 million and a net decrease in operating assets and liabilities of $4.5 million.

Net cash used in investing activities was $0.1 million and $0.2 million for the three months ending March 31, 2001 and 2000, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $(0.6) million and $3.0 million for the three months ending March 31, 2001 and 2000, respectively. Net cash used in financing activities in 2001 represents a net decrease in borrowings on notes payable of $0.3 million and principal payments on long-term obligations of $0.3 million. Net cash provided by financing activities in 2000 resulted from a net increase in borrowings on notes payable of $3.5 million, offset by principal payments on long-term obligations of $0.5 million.

On April 3, 2001, the Company extended an Offer to Purchase up to $54.0 million, or 45%, of its outstanding 11% Series B Senior Notes due 2007 for a cash payment of $380 per $1,000 principal amount of Notes tendered (plus any accrued and unpaid interest on the Notes to their date of purchase). On April 30, 2001, the Company issued a Supplement to the Offer to Purchase which increased the cash payment to $425 per $1,000 principal amount of Notes tendered (plus any accrued and unpaid interest on the Notes to their date of purchase). The Supplement also decreased the maximum amount of Notes that the Company will accept to $48.0 million, or 40%. The offer expires on May 14, 2001. The Company plans to finance the purchase with cash on hand and the issuance of a term note payable.

At March 31, 2001, the Company had cash and cash equivalents of approximately $17.1 million and approximately $13.0 million available for use under its domestic credit facility, representing approximately $30.1 million of liquidity. Assuming that the Company purchases $48.0 million, or 40%, of the Notes, and including the April 1, 2001 payment of interest paid on the Notes, the Company, at March 31, 2001, would have had cash and cash equivalents of $4.0 million and approximately $5.8 million available for use under the domestic credit facility, representing approximately $9.8 million of liquidity.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $1.7 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate


                                                                                              Fair
                                                                                              Value,
(dollars in thousands)        2001    2002     2003     2004     2005   Thereafter    Total    3/31/01
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000   $ 49,950
     Average interest rate       11%     11%      11%      11%      11%         11%


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

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the British pound sterling, and the South African rand. The Company entered into a foreign currency forward contract to reduce the Company's exposure to the risk that the eventual net cash inflows resulting from the sale of products denominated in a currency other than the businesses functional currency will be adversely impacted by changes in the exchange rate of the Australian dollar.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:  Refer to the index of exhibits.

           (b) On April 3, 2001, the Company filed an 8-K related to the Offer to Purchase outstanding Senior Notes.

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




Date:  April 14, 2001

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit
  -------     -----------------------
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


                         Continental Global Group, Inc.

                                    Form 10-Q

                          Index of Exhibits (Continued)

    10.1
    (f)       Letter of Amendment, dated as of March 29, 2001, to the Revolving
              Credit Facility, dated as of September 14, 1992, among
              Continental Conveyor & Equipment Company, Goodman Conveyor
              Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(f) to
              the Company's Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.)

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