Form 10-Q
period 2001-06-30
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2001-08-14
CIK 1039785, 1039786, 24008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

As of July 31, 2001, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                               Page
Part I      Financial Information                                                                             Number

            Item 1        Financial Statements (Unaudited)                                                       1

                          Condensed Consolidated Balance Sheets
1                          June 30, 2001 and December 31, 2000                                                   2

                          Condensed Consolidated Statements of Operations
                          Three Months and Six Months ended June 30, 2001 and 2000                               3

                          Condensed Consolidated Statements of Cash Flows
                          Six Months ended June 30, 2001 and 2000                                                4

                          Notes to Condensed Consolidated Financial Statements                                5-14

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         15-18

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            19

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      20

            Signatures                                                                                          21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                            June 30             December 31
                                                                             2001                  2000
                                                                         -------------         -------------
                                                                          (Unaudited)            (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                             $  16,231,826         $  16,941,949
   Accounts receivable, net                                                 30,156,357            28,468,042
   Inventories                                                              29,855,878            28,076,134
   Other current assets                                                        822,878               632,012
                                                                         -------------         -------------
Total current assets                                                        77,066,939            74,118,137

Property, plant and equipment                                               25,414,955            26,162,365
Less accumulated depreciation                                               12,060,699            11,575,056
                                                                         -------------         -------------
                                                                            13,354,256            14,587,309

Goodwill, net                                                               17,095,365            17,922,783
Deferred financing costs                                                     2,989,438             3,249,389
Deferred income taxes                                                          432,746                     -
Other assets                                                                   205,205               258,437
                                                                         -------------         -------------

                                                                         $ 111,143,949         $ 110,136,055
                                                                         =============         =============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                         $  17,360,065         $  15,630,900
   Trade accounts payable                                                   21,508,369            17,463,905
   Accrued compensation and employee benefits                                4,773,943             4,648,933
   Accrued interest on senior notes                                          3,300,000             3,300,000
   Deferred income taxes                                                     1,520,260             1,594,089
   Other accrued liabilities                                                 2,996,728             3,398,710
   Current maturities of long-term obligations                               1,500,952             1,931,676
                                                                         -------------         -------------
Total current liabilities                                                   52,960,317            47,968,213

Deferred income taxes                                                                -               440,894
Senior notes                                                               120,000,000           120,000,000
Other long-term obligations, less current maturities                         2,554,644             2,790,135

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                     1
   Paid-in capital                                                           1,993,687             1,993,687
   Accumulated deficit                                                     (60,501,334)          (58,195,967)
   Accumulated other comprehensive loss                                     (5,863,366)           (4,860,908)
                                                                         -------------         -------------
                                                                           (64,371,012)          (61,063,187)
                                                                         -------------         -------------

                                                                         $ 111,143,949         $ 110,136,055
                                                                         =============         =============

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                         Three months ended June 30             Six months ended June 30
                                           2001             2000                 2001             2000
                                     -----------------------------------   -----------------------------------
                                                (Unaudited)                           (Unaudited)

Net sales                            $ 51,628,432         $ 40,870,237         $ 90,566,761         $ 83,129,539
Cost of products sold                  42,789,734           34,599,265           74,611,889           70,191,274
                                     ---------------------------------         ---------------------------------
Gross profit                            8,838,698            6,270,972           15,954,872           12,938,265

Operating expenses:
   Selling and engineering              3,017,475            3,213,153            5,950,270            6,555,288
   General and administrative           2,093,911            2,379,001            4,236,935            4,775,309
   Management fee                         214,301               54,456              344,591              132,932
   Amortization expense                   145,996              153,647              293,775              309,881
   Restructuring charges                        -              166,325                    -              210,393
                                     ---------------------------------         ---------------------------------
Total operating expenses                5,471,683            5,966,582           10,825,571           11,983,803
                                     ---------------------------------         ---------------------------------
Operating income                        3,367,015              304,390            5,129,301              954,462

Other expenses:
   Interest expense                     4,073,562            3,918,297            7,939,558            7,865,499
   Interest income                       (174,849)            (253,138)            (403,995)            (498,000)
   Miscellaneous, net                     622,631              (22,311)             830,345              (48,904)
                                     ---------------------------------         ---------------------------------
Total other expenses                    4,521,344            3,642,848            8,365,908            7,318,595
                                     ---------------------------------         ---------------------------------
Loss before income taxes               (1,154,329)          (3,338,458)          (3,236,607)          (6,364,133)
Income tax benefit                       (488,739)                   -             (931,240)                   -
                                     ---------------------------------         ---------------------------------

Net loss                             $   (665,590)        $ (3,338,458)        $ (2,305,367)        $ (6,364,133)
                                     ==================================        =================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                    Six months ended June 30
                                                                   2001                   2000
                                                              ------------------------------------
                                                                         (Unaudited)

Operating activities:
   Net loss                                                     $ (2,305,367)        $ (6,364,133)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                   1,417,924            1,573,799
     Amortization of deferred financing costs                        259,951              259,951
     Deferred income taxes                                          (931,240)                   -
     Loss (gain) on disposal of assets                                  (236)               2,471
     Changes in operating assets and liabilities                    (248,716)            (489,523)
                                                              ------------------------------------
Net cash used in operating activities                             (1,807,684)          (5,017,435)
                                                              ------------------------------------

Investing activities:
   Purchases of property, plant, and equipment                      (412,446)          (1,134,491)
   Proceeds from sale of property, plant, and equipment               62,132               87,570
                                                              ------------------------------------
Net cash used in investing activities                               (350,314)          (1,046,921)
                                                              ------------------------------------

Financing activities:
   Net increase in borrowings on notes payable                     1,990,108            4,902,044
   Proceeds from long-term obligations                                     -              775,888
   Principal payments on long-term obligations                      (536,258)            (950,886)
                                                              ------------------------------------
Net cash provided by financing activities                          1,453,850            4,727,046
Effect of exchange rate changes on cash                               (5,975)             (61,011)
                                                              ------------------------------------
Decrease in cash and cash equivalents                               (710,123)          (1,398,321)
Cash and cash equivalents at beginning of period                  16,941,949           18,299,610
                                                              ------------------------------------

Cash and cash equivalents at end of period                      $ 16,231,826         $ 16,901,289
                                                              ====================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001




A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2000, included in the Form 10-K filed by the Company on April 2, 2001.

B.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.       INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 65% and 62% of inventories at June 30, 2001 and December 31, 2000, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,682,000 and $1,690,000 at June 30, 2001 and December 31, 2000, respectively.

D.       RESTRUCTURING CHARGES

The Company incurred restructuring charges of approximately $210,000 in the first six months of 2000 related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,715,000. In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. These restructuring charges consist primarily of severance of approximately 220 employees and relocation costs. As of June 30, 2001, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,658,000 of the charges incurred to date.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001


E.       COMPREHENSIVE LOSS

The components of comprehensive loss for the three months and six months ended June 30, 2001 and 2000 are as follows:


                                             Three months ended June 30            Six months ended June 30
                                                2001             2000               2001             2000
                                          ----------------------------------   ---------------------------------

Net loss                                       $ (665,590)    $ (3,338,458)      $ (2,305,367)    $ (6,364,133)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                   478,038         (371,641)        (1,002,458)      (1,312,714)
                                          ----------------------------------   ---------------------------------

Comprehensive loss                             $ (187,552)    $ (3,710,099)      $ (3,307,825)    $ (7,676,847)
                                          ==================================   =================================

F.       INCOME TAXES

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

                                  June 30, 2001


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

                                        Three months ended June 30        Six months ended June 30
                                           2001            2000             2001             2000
                                        ------------------------------------------------------------
                                              (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                   $ 48,295         $ 35,036         $ 84,243         $ 70,321
   Manufactured housing products           3,037            5,379            5,579           11,610
   Other                                     296              455              745            1,198
                                        ------------------------------------------------------------
Total net sales                         $ 51,628         $ 40,870         $ 90,567         $ 83,129
                                        ============================================================

Segment operating income (loss):
   Conveyor equipment                   $  3,970         $    980         $  6,289         $  2,119
   Manufactured housing products              (6)             (44)               -               28
   Other                                      (5)              44               12               87
                                        ------------------------------------------------------------
Total segment operating income             3,959              980            6,301            2,234
   Management fee                            214               54              345              133
   Amortization expense                      146              154              294              310
   Restructuring charges                       -              166                -              210
   Corporate expense                         232              302              533              627
                                        ------------------------------------------------------------
Total operating income                     3,367              304            5,129              954
   Interest expense                        4,073            3,918            7,939            7,865
   Interest income                          (175)            (253)            (404)            (498)
   Miscellaneous, net                        623              (23)             830              (49)
                                        ------------------------------------------------------------
Loss before income taxes                $ (1,154)        $ (3,338)        $ (3,236)        $ (6,364)
                                        ============================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001


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

Summarized consolidating balance sheets as of June 30, 2001 and December 31, 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                     Combined         Combined
                                                     Guarantor       Non-Guarantor
June 30, 2001:                      The Company    Subsidiaries      Subsidiaries       Eliminations       Total
                                    -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents        $  15,465         $     641        $     126        $       -         $  16,232
   Accounts receivable, net                 -            23,266            6,937              (47)           30,156
   Inventories                              -            26,650            3,206                -            29,856
   Other current assets                   114               866              204             (361)              823
                                    -------------------------------------------------------------------------------
Total current assets                   15,579            51,423           10,473             (408)           77,067
Property, plant, and
   equipment, net                           -             9,484            3,870                -            13,354
Goodwill, net                               -            16,451              644                -            17,095
Investment in subsidiaries             60,009            16,506                -          (76,515)                -
Deferred financing costs                2,990                 -                -                -             2,990
Deferred income taxes                   4,426                 -              253           (4,246)              433
Other assets                               66             2,766               64           (2,691)              205
                                    -------------------------------------------------------------------------------
Total assets                        $  83,070         $  96,630        $  15,304        $ (83,860)        $ 111,144
                                    ===============================================================================
Current liabilities:
   Notes payable                    $       -         $  14,834        $   3,960        $  (1,434)        $  17,360
   Trade accounts payable                 771            15,072            5,702              (37)           21,508
   Accrued compensation and
     employee benefits                      -             4,141              633                -             4,774
   Accrued interest                     3,300                 -                -                -             3,300
   Deferred income taxes                    -             1,520                -                -             1,520
   Other accrued liabilities              171             2,845              360             (379)            2,997
   Current maturities of
     long-term obligations                  -             1,472               29                -             1,501
                                    -------------------------------------------------------------------------------
Total current liabilities               4,242            39,884           10,684           (1,850)           52,960
Deferred income taxes                       -             4,246                -           (4,246)                -
Senior Notes                          120,000                 -                -                -           120,000
Other long-term obligations                 -             2,519            1,097           (1,061)            2,555
Stockholder's equity (deficit)        (41,172)           49,981            3,523          (76,703)          (64,371)
                                    -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)   $  83,070         $  96,630        $  15,304        $ (83,860)        $ 111,144
                                    ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

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

                                  June 30, 2001


H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined       Combined
                                              The        Guarantor    Non-Guarantor
                                            Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                    ---------------------------------------------------------------------------
Three months ended June 30, 2001:
Net sales                                $     --         $ 41,961        $  9,667        $  --        $ 51,628
Cost of products sold                          --           34,481           8,308           --          42,789
                                    ---------------------------------------------------------------------------
Gross profit                                   --            7,480           1,359           --           8,839
Total operating expenses                      245            4,389             838           --           5,472
                                    ---------------------------------------------------------------------------
Operating income (loss)                      (245)           3,091             521           --           3,367
Interest expense                            3,442              580              51           --           4,073
Interest income                              (175)              --              --           --            (175)
Miscellaneous, net                            480              148              (5)          --             623
                                    ---------------------------------------------------------------------------
Income (loss) before income taxes          (3,992)           2,363             475           --          (1,154)
Income tax expense (benefit)               (1,595)           1,107              --           --            (488)
                                    ---------------------------------------------------------------------------
Net income (loss)                        $ (2,397)        $  1,256        $    475        $  --        $   (666)
                                    ===========================================================================



                                                         Combined       Combined
                                              The        Guarantor    Non-Guarantor
                                            Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                    ---------------------------------------------------------------------------
Three months ended June 30, 2000:
Net sales                                $     --         $ 35,601        $  5,269          $  --      $ 40,870
Cost of products sold                          --           29,475           5,124             --        34,599
                                    ---------------------------------------------------------------------------
Gross profit                                   --            6,126             145             --         6,271
Total operating expenses                      314            4,736             917             --         5,967
                                    ---------------------------------------------------------------------------
Operating income (loss)                      (314)           1,390            (772)            --           304
Interest expense                            3,442              418              58             --         3,918
Interest income                              (253)              --              --             --          (253)
Miscellaneous, net                             --              (20)             (3)            --           (23)
                                    ---------------------------------------------------------------------------
Net income (loss)                        $ (3,503)        $    992        $   (827)         $  --      $ (3,338)
                                    ===========================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001

H.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)




                                                        Combined       Combined
                                              The      Guarantor     Non-Guarantor
                                            Company    Subsidiaries   Subsidiaries      Eliminations     Total
                                    ---------------------------------------------------------------------------
Six months ended June 30, 2001:
Net sales                                $     --         $ 74,458        $ 16,109          $  --      $ 90,567
Cost of products sold                          --           60,738          13,874             --        74,612
                                    ---------------------------------------------------------------------------
Gross profit                                   --           13,720           2,235             --        15,955
Total operating expenses                      559            8,675           1,592             --        10,826
                                    ---------------------------------------------------------------------------
Operating income (loss)                      (559)           5,045             643             --         5,129
Interest expense                            6,883              955             101             --         7,939
Interest income                              (404)              --              --             --          (404)
Miscellaneous, net                            700              139              (9)            --           830
                                    ---------------------------------------------------------------------------
Income (loss) before income taxes          (7,738)           3,951             551             --        (3,236)
Income tax expense (benefit)               (3,093)           2,162              --             --          (931)
                                    ---------------------------------------------------------------------------
Net income (loss)                        $ (4,645)        $  1,789        $    551          $  --      $ (2,305)
                                    ===========================================================================


                                                       Combined       Combined
                                            The        Guarantor    Non-Guarantor
                                          Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                    ---------------------------------------------------------------------------
Six months ended June 30, 2000:
Net sales                              $      -         $ 71,820         $ 11,310         $     (1)   $ 83,129
Cost of products sold                         -           59,607           10,585               (1)     70,191
                                    ---------------------------------------------------------------------------
Gross profit                                  -           12,213              725                -      12,938
Total operating expenses                    651            9,453            1,880                -      11,984
                                    ---------------------------------------------------------------------------
Operating income (loss)                    (651)           2,760           (1,155)               -         954
Interest expense                          6,884              849              132                -       7,865
Interest income                            (498)               -                -                -        (498)
Miscellaneous, net                            -              (41)              (8)               -         (49)
                                    ---------------------------------------------------------------------------
Net income (loss)                      $ (7,037)        $  1,952         $ (1,279)        $      -    $ (6,364)
                                    ===========================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001


H.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the six months ended June 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                           Combined          Combined
                                                The        Guarantor       Non-Guarantor
                                              Company     Subsidiaries      Subsidiaries      Eliminations     Total
                                         ------------------------------------------------------------------------------

Six months ended June 30, 2001:
Net cash provided by (used in)
   operating activities                       $ (7,166)        $  6,347         $   (989)        $    -        $ (1,808)

Investing activities:
   Purchases of property, plant, and
    equipment                                        -             (295)            (117)             -            (412)
   Proceeds from sale of property,
     plant, and equipment                            -               47               15              -              62
                                         ------------------------------------------------------------------------------
Net cash used in investing activities                -             (248)            (102)             -            (350)
                                         ------------------------------------------------------------------------------

Financing activities:
   Net increase in borrowings on notes
     payable                                         -            1,155              835              -           1,990
   Principal payments on long-term
     obligations                                     -             (515)             (21)             -            (536)
   Distributions for interest on
     senior notes                                6,374           (6,374)               -              -               -
   Intercompany loan activity                        -             (293)             293              -               -
                                         ------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                          6,374           (6,027)           1,107              -           1,454
Exchange rate changes on cash                        -                4              (10)             -              (6)
                                         ------------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                    (792)              76                6              -            (710)
Cash and cash equivalents at beginning
   of period                                    16,257              565              120              -          16,942
                                         ------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                     $ 15,465         $    641         $    126         $    -        $ 16,232
                                         ==============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001

H.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                        Combined         Combined
                                             The        Guarantor      Non-Guarantor
                                           Company     Subsidiaries     Subsidiaries        Eliminations        Total
                                         ------------------------------------------------------------------------------
Six months ended June 30, 2000:
Net cash provided by (used in)
   operating activities                    $ (7,632)        $  4,553         $ (1,942)        $      3         $ (5,018)

Investing activities:
   Purchases of property, plant,
    and equipment                                 -           (1,046)             (88)               -           (1,134)
   Proceeds from sale of property,
     plant, and equipment                         -               87                -                -               87
                                         ------------------------------------------------------------------------------
Net cash used in investing activities             -             (959)             (88)               -           (1,047)
                                         ------------------------------------------------------------------------------

Financing activities:
   Net increase in borrowings on
     notes payable                                -            4,537              365                -            4,902
   Proceeds from long-term
     obligations                                  -              776                -                -              776
   Principal payments on long-term
     obligations                                  -             (918)             (33)               -             (951)
   Distributions for interest on
     senior notes                             6,600           (6,600)               -                -                -
   Intercompany loan activity                     -           (1,721)           1,721                -                -
                                         ------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       6,600           (3,926)           2,053                -            4,727
Exchange rate changes on cash                     -              (30)             (28)              (3)             (61)
                                         ------------------------------------------------------------------------------
Decrease in cash and cash equivalents        (1,032)            (362)              (5)               -           (1,399)

Cash and cash equivalents at
   beginning of period                       17,244              955              101                -           18,300
                                         ------------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                  $ 16,212         $    593         $     96             $  -         $ 16,901
                                         ==============================================================================

I.       SUBSEQUENT EVENT

On July 19, 2001, the Company purchased certain assets in Alabama from Lippert Tire & Axle, Inc., for a purchase price of approximately $1,600,000. Lippert manufactures new axles and refurbishes used axles and tires for the manufactured housing industry.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001


J.       NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the provisions of SFAS No. 141 an SFAS No. 142 and has not yet determined the effects of these Statements on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2001 and 2000.

                              Three months ended           Six months ended
                                    June 30                    June 30
                           -------------------------- -------------------------
                              2001          2000         2001         2000

Net sales                    100.0%       100.0%        100.0%       100.0%
Cost of products sold         82.9         84.7          82.4         84.4
Gross profit                  17.1         15.3          17.6         15.6
SG&A expenses                  9.9         13.7          11.2         13.6
Management fee                 0.4          0.1           0.4          0.2
Amortization expense           0.3          0.4           0.3          0.4
Restructuring charges          -            0.4           -            0.3
Operating income               6.5          0.7           5.7          1.1

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

Net Sales
---------
Net sales for the quarter increased $10.7 million, or 26%, from $40.9 million in 2000 to $51.6 million in 2001. The increase was the result of an increase in net sales at the Company's domestic and foreign operations of the conveyor equipment segment of $7.3 million and $5.9 million, respectively, offset by decreases in net sales in the manufactured housing and other segments of $2.3 million and $0.2 million, respectively. The increase in the domestic conveyor operations was due to increased spending by the Company's customers for replacement equipment and capital projects primarily in the mining equipment business. The increase in the foreign conveyor operations resulted from an increase in the standard manufactured products business primarily in the United Kingdom. The decrease in the manufactured housing segment was caused by the decrease by the Company's customers in the production and shipment of manufactured homes as a result of excess finished home inventory and the tight credit market.

Gross Profit
------------
Gross profit for the quarter increased $2.5 million, or 40%, from $6.3 million in 2000 to $8.8 million in 2001. Gross profit in the domestic and foreign operations of the conveyor equipment segment increased $1.1 million and $1.4 million, respectively. The improvement in the Company's domestic gross profit was due to increased sales volume in the mining equipment business. The improvement in gross profit in the foreign operations was due to improved margins resulting from a more favorable mixture of manufactured products which began in the first quarter combined with the effects of increased sales volume.


SG&A Expenses
-------------
SG&A expenses for the quarter decreased $0.5 million, or 9%, from $5.6 million in 2000 to $5.1 million in 2001. Approximately $0.4 million of the decrease occurred in the foreign operations of the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives.

Operating Income
----------------
Operating income for the quarter increased $3.1 million, or 1000%, from $0.3 million in 2000 to $3.4 million in 2001. This increase was primarily the result of the $2.5 million increase in gross profit combined with the $0.5 million decrease in SG&A expenses.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

Net Sales
---------
Net sales for the six-month period increased $7.4 million, or 9%, from $83.1 million in 2000 to $90.5 million in 2001. Net sales in the domestic operations of the Company's conveyor equipment segment increased $7.7 million due to spending increases by the Company's customers for replacement equipment and capital projects primarily in the mining equipment business. Net sales in the foreign operations of the Company's conveyor equipment segment increased $6.2 million as a result of an increase in the standard manufactured products business primarily in the United Kingdom. Net sales in the manufactured housing segment decreased $6.0 million due to the decrease by the Company's customers in the production and shipment of manufactured homes as a result of excess finished home inventory and the tight credit market. Net sales in the other segment decreased $0.5 million.

Gross Profit
------------
Gross profit for the six-month period increased $3.0 million, or 23%, from $12.9 million in 2000 to $15.9 million in 2001. Gross profit in the domestic operations of the conveyor equipment segment increased $1.3 million primarily due to increased sales volume in the mining equipment business. Gross profit in the foreign operations of the conveyor equipment segment increased $1.9 million as a result of improved margins due to a more favorable mixture of manufactured products and increased sales volume. Gross profit in the manufactured housing and other segments decreased $0.2 million.

SG&A Expenses
-------------
SG&A expenses for the six-month period decreased $1.1 million, or 10%, from $11.3 million in 2000 to $10.2 million in 2001. Approximately $0.9 million of the decrease occurred in the foreign operations of the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives.

Operating Income
----------------
Operating income for the six-month period increased $4.2 million, or 467%, from $0.9 million in 2000 to $5.1 million in 2001. This increase was primarily the result of the $3.0 million increase in gross profit combined with the $1.1 million decrease in SG&A expenses.

Backlog
-------
Backlog at June 30, 2001 was $49.2 million, an increase of $13.4 million, or 37%, from $35.8 million at December 31, 2000 and was only slightly less than the $52.3 million backlog at March 31, 2001. The increase was attributable to a $12.3 million increase in the Company's domestic operations of the conveyor equipment segment and a $1.1 million increase in the Company's foreign operations of the conveyor equipment segment. Management believes that approximately 90% of the backlog will be shipped in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.8 million and $5.0 million for the six months ending June 30, 2001 and 2000, respectively. Net cash used in operating activities in 2001 resulted from a net loss of $2.3 million and a net increase in operating assets and liabilities of $0.2 million, offset by non-cash expenses such as depreciation, amortization, and deferred income taxes of $0.7 million. Net cash used in operating activities in 2000 resulted primarily from a net loss of $6.4 million and a net increase in operating assets and liabilities of $0.4 million, offset by depreciation and amortization of $1.8 million.

Net cash used in investing activities was $0.4 million and $1.0 million for the six months ending June 30, 2001 and 2000, respectively. The net cash used in investing activities represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $1.5 million and $4.7 million for the six months ending June 30, 2001 and 2000, respectively. Net cash provided by financing activities in 2001 represents a net increase in borrowings on notes payable of $2.0 million offset by principal payments on long-term obligations of $0.5 million. The increase in borrowings on notes payable was due to an increase of $1.2 million at the Company's domestic operations and an increase of $0.8 million at the Company's foreign operations. Net cash provided by financing activities in 2000 resulted from a net increase in borrowings on notes payable of $4.9 million and proceeds from long-term obligations of $0.8 million, offset by principal payments on long-term obligations of $1.0 million. The increase in borrowings on notes payable was due to an increase of $3.8 million at the Company's domestic operations and an increase of $1.1 million at the Company's foreign operations. The proceeds from long-term obligations of $0.8 million completed the financing for the new idler line at the Company's domestic operations which began in 1999.

At June 30, 2001, the Company had cash and cash equivalents of approximately $16.2 million and approximately $9.9 million available for use under its domestic credit facility, representing approximately $26.1 million of liquidity. On July 19, 2001, the Company purchased certain assets in Alabama from Lippert Tire & Axle, Inc., for a purchase price of approximately $1.6 million.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $1.0 million and $1.3 million for the six months ended June 30, 2001 and 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the provisions of SFAS No. 141 an SFAS No. 142 and has not yet determined the effects of these Statements on the Company's financial position or results of operations.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                               Fair
                                                                                               Value,
(dollars in thousands)        2001    2002     2003     2004     2005   Thereafter    Total    6/30/01
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000    $50,400
     Average interest rate       11%     11%      11%      11%      11%         11%


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

           (b) On April 3, 2001, the Company filed an 8-K related to the Offer to Purchase outstanding Senior Notes. On May 15, 2001, the Company filed an 8-K related to the expiration of the Offer to Purchase outstanding Senior Notes.

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

                    Vice President and Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                By:  /s/ Jimmy L. Dickinson
                     ----------------------
                    Jimmy L. Dickinson

                    Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                GOODMAN CONVEYOR COMPANY

                By:  /s/ Mark Etchberger
                     -------------------
                    Mark Etchberger

                    Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  August 14, 2001

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