Form 10-Q
period 2001-09-30
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2001-11-14
CIK 1039785, 1039786, 24008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

Continental Global        Continental Conveyor      Goodman Conveyor
Group, Inc.               & Equipment Company       Company
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

As of October 31, 2001, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                             Page
Part I      Financial Information                                                                            Number
            Item 1        Financial Statements (Unaudited)                                                       1

                          Condensed Consolidated Balance Sheets
                          September 30, 2001 and December 31, 2000                                               2

                          Condensed Consolidated Statements of Operations
                          Three Months and Nine Months ended September 30, 2001 and 2000                         3

                          Condensed Consolidated Statements of Cash Flows
                          Nine Months ended September 30, 2001 and 2000                                          4

                          Notes to Condensed Consolidated Financial Statements                                5-14

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         15-19

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            20

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      21

            Signatures                                                                                          22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                       September 30          December 31
                                                                           2001                 2000
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents                                            $   16,472,928       $   16,941,949
   Accounts receivable, net                                                 35,299,270           28,468,042
   Inventories                                                              27,729,418           28,076,134
   Other current assets                                                        804,993              632,012
                                                                    -------------------- --------------------
Total current assets                                                        80,306,609           74,118,137

Property, plant and equipment                                               25,885,970           26,162,365
Less accumulated depreciation                                               12,458,035           11,575,056
                                                                    -------------------- --------------------
                                                                            13,427,935           14,587,309

Goodwill, net                                                               16,968,204           17,922,783
Deferred financing costs                                                     2,859,462            3,249,389
Deferred income taxes                                                          681,239                    -
Other assets                                                                   176,593              258,437
                                                                    -------------------- --------------------

                                                                        $  114,420,042       $  110,136,055
                                                                    ==================== ====================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                        $   18,378,080       $   15,630,900
   Trade accounts payable                                                   20,343,251           17,463,905
   Accrued compensation and employee benefits                                4,926,247            4,648,933
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Deferred income taxes                                                     1,408,983            1,594,089
   Other accrued liabilities                                                 5,378,404            3,398,710
   Current maturities of long-term obligations                               1,329,155            1,931,676
                                                                    -------------------- --------------------
Total current liabilities                                                   58,364,120           47,968,213

Deferred income taxes                                                                -              440,894
Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,432,072            2,790,135

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (62,409,773)         (58,195,967)
   Accumulated other comprehensive loss                                     (5,960,065)          (4,860,908)
                                                                    -------------------- --------------------
                                                                           (66,376,150)         (61,063,187)
                                                                    -------------------- --------------------
                                                                        $  114,420,042       $  110,136,055
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                             Three months ended                      Nine months ended
                                                September 30                           September 30
                                           2001             2000                 2001                2000
                                     -----------------------------------  ----------------------------------------
                                                (Unaudited)                             (Unaudited)
Net sales                              $  52,499,085    $  41,100,246        $ 143,065,846      $  124,229,785
Cost of products sold                     45,354,154       34,159,862          119,966,043         104,351,136
                                     -----------------------------------  ----------------------------------------
Gross profit                               7,144,931        6,940,384           23,099,803          19,878,649

Operating expenses:
   Selling and engineering                 3,133,689        3,113,329            9,083,959           9,668,617
   General and administrative              2,018,907        2,069,216            6,255,842           6,844,525
   Management fee                            127,519          119,148              472,110             252,080
   Amortization expense                      146,092          151,824              439,867             461,705
   Restructuring charges                           -            1,129                    -             211,522
                                     -----------------------------------  ----------------------------------------
Total operating expenses                   5,426,207        5,454,646           16,251,778          17,438,449
                                     -----------------------------------  ----------------------------------------
Operating income                           1,718,724        1,485,738            6,848,025           2,440,200

Other expenses:
   Interest expense                        3,962,243        3,965,712           11,901,801          11,831,211
   Interest income                          (142,321)        (264,493)            (546,316)           (762,493)
   Miscellaneous, net                        161,179           31,824              991,524             (17,080)
                                     -----------------------------------  ----------------------------------------
Total other expenses                       3,981,101        3,733,043           12,347,009          11,051,638
                                     -----------------------------------  ----------------------------------------
Loss before income taxes                  (2,262,377)      (2,247,305)          (5,498,984)         (8,611,438)
Income tax benefit                          (353,938)               -           (1,285,178)                  -
                                     -----------------------------------  ----------------------------------------

Net loss                               $  (1,908,439)   $  (2,247,305)       $  (4,213,806)    $    (8,611,438)
                                     ===================================  ========================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                       Nine months ended September 30
                                                                         2001                   2000
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)
Operating activities:
   Net loss                                                           $   (4,213,806)         $   (8,611,438)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                           2,122,068               2,334,490
     Amortization of deferred financing costs                                389,927                 389,926
     Deferred income taxes                                                (1,285,178)                      -
     Loss (gain) on disposal of assets                                       (11,348)                 21,113
     Changes in operating assets and liabilities                           2,636,950               1,868,910
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                       (361,387)             (3,996,999)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (799,936)             (1,457,485)
   Proceeds from sale of property, plant, and equipment                       95,724                 118,271
   Acquisition of business                                                (1,606,806)                      -
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                     (2,311,018)             (1,339,214)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                             3,020,047               5,553,382
   Proceeds from long-term obligations                                             -                 775,887
   Principal payments on long-term obligations                              (796,465)             (1,323,750)
                                                                 ---------------------- ---------------------
Net cash provided by financing activities                                  2,223,582               5,005,519
Effect of exchange rate changes on cash                                      (20,198)                  8,578
                                                                 ---------------------- ---------------------
Decrease in cash and cash equivalents                                       (469,021)               (322,116)
Cash and cash equivalents at beginning of period                          16,941,949              18,299,610
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                             $  16,472,928           $  17,977,494
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


A.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2000, included in the Form 10-K filed by the Company on April 2, 2001.

B.       ACQUISITION

On July 19, 2001, the Company purchased certain assets in Alabama from Lippert Tire & Axle, Inc. for a purchase price of approximately $1,607,000. The purchase price allocation has been based upon preliminary estimates which may be revised at a later date. Lippert manufactures new axles and refurbishes used axles and tires for the manufactured housing industry. The existing operations of the Company's manufactured housing products segment in Winfield, Alabama have been merged with the acquired operations. Revenues from the acquired operations were approximately $13,000,000 for the fiscal year ended December 31, 2000. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the condensed consolidated financial statements.

C.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D.       INVENTORIES

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 66% and 62% of inventories at September 30, 2001 and December 31, 2000, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,682,000 and $1,690,000 at September 30, 2001 and December 31, 2000, respectively. As a result of a physical inventory conducted by the Company's Australian subsidiary in July 2001, the Company incurred a charge in the third quarter to cost of products sold of approximately $757,000.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


E.       RESTRUCTURING CHARGES

In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. In connection with these plans, the Company incurred restructuring charges of approximately $212,000 in the first nine months of 2000 related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,715,000. These restructuring charges consist primarily of severance of approximately 220 employees and relocation costs. As of September 30, 2001, the Company's Australian and United Kingdom subsidiaries have paid approximately $2,709,000 of the charges incurred to date.

F.       COMPREHENSIVE LOSS

The components of comprehensive loss for the three months and nine months ended September 30, 2001 and 2000 are as follows:

                                                  Three months ended                  Nine months ended
                                                     September 30                        September 30
                                                2001             2000               2001              2000
                                          ----------------------------------   -----------------------------------
Net loss                                    $  (1,908,439)  $  (2,247,305)      $  (4,213,806)   $   (8,611,438)
Other comprehensive loss:
   Foreign currency translation
     adjustment                                   (96,699)     (1,048,208)         (1,099,157)       (2,360,922)
                                          ----------------------------------   -----------------------------------

Comprehensive loss                          $  (2,005,138)  $  (3,295,513)      $  (5,312,963)   $  (10,972,360)
                                          ==================================   ===================================


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

                               September 30, 2001


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

                                                       Three months ended                Nine months ended
                                                          September 30                     September 30
                                                      2001            2000             2001             2000
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                $  46,747        $  36,695      $  130,990       $  107,016
   Manufactured housing products                         5,534            3,770          11,113           15,380
   Other                                                   218              635             963            1,834
                                                -------------------------------------------------------------------
Total net sales                                      $  52,499        $  41,100      $  143,066       $  124,230
                                                ===================================================================

Segment operating income (loss):
   Conveyor equipment                                $   2,125        $   2,131    $      8,414        $   4,250
   Manufactured housing products                           111             (163)            111             (135)
   Other                                                   (95)              72             (83)             158
                                                -------------------------------------------------------------------
Total segment operating income                           2,141            2,040           8,442            4,273
   Management fee                                          128              119             472              252
   Amortization expense                                    146              152             440              462
   Restructuring charges                                     -                1               -              212
   Corporate expense                                       148              282             682              907
                                                -------------------------------------------------------------------
Total operating income                                   1,719            1,486           6,848            2,440
   Interest expense                                      3,962            3,966          11,902           11,831
   Interest income                                        (142)            (265)           (546)            (763)
   Miscellaneous, net                                      161               32             991              (17)
                                                -------------------------------------------------------------------
Loss before income taxes                             $  (2,262)       $  (2,247)      $  (5,499)       $  (8,611)
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


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

Summarized consolidating balance sheets as of September 30, 2001 and December 31, 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
September 30, 2001:             The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $  15,430       $      922      $     121      $        -       $   16,473
   Accounts receivable, net               -           26,910          8,409             (20)          35,299
   Inventories                            -           24,660          3,070               -           27,730
   Other current assets                   9            1,141            188            (533)             805
                              -------------------------------------------------------------------------------
Total current assets                 15,439           53,633         11,788            (553)          80,307
Property, plant, and
   equipment, net                         -            9,651          3,777               -           13,428
Goodwill, net                             -           16,359            609               -           16,968
Investment in subsidiaries           60,009           16,800              -         (76,809)               -
Deferred financing costs              2,859               -               -               -            2,859
Deferred income taxes                 5,809               -             245          (5,373)             681
Other assets                             45            2,197             61          (2,126)             177
                              -------------------------------------------------------------------------------
Total assets                      $  84,161        $  98,640      $  16,480      $  (84,861)      $  114,420
                              ===============================================================================
Current liabilities:
   Notes payable                  $       -        $  15,867      $   3,428      $     (917)      $   18,378
   Trade accounts payable               287           14,721          5,393             (58)          20,343
   Accrued compensation and
     employee benefits                    -            4,273            653               -            4,926
   Accrued interest                   6,600               -               -               -            6,600
   Deferred income taxes                  -            1,409              -               -            1,409
   Other accrued liabilities            521            3,337          2,085            (564)           5,379
   Current maturities of
     long-term obligations                -            1,313             16               -            1,329
                              -------------------------------------------------------------------------------
Total current liabilities             7,408           40,920         11,575          (1,539)          58,364
Deferred income taxes                     -            5,373              -          (5,373)               -
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -            2,402          1,136          (1,106)           2,432
Stockholder's equity
(deficit)                           (43,247)          49,945          3,769         (76,843)         (66,376)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  84,161        $  98,640      $  16,480      $  (84,861)      $  114,420
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


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

                               September 30, 2001


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                          Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2001:
Net sales                                   $       -     $ 44,615       $    7,902       $   (18)   $   52,499
Cost of products sold                               -       38,353            7,019           (18)       45,354
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,262              883             -         7,145
Total operating expenses                          160        4,430              836             -         5,426
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (160)       1,832               47             -         1,719
Interest expense                                3,442          460               60             -         3,962
Interest income                                  (142)           -                -             -          (142)
Miscellaneous, net                                 (2)         179              (16)            -           161
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,458)       1,193                3             -        (2,262)
Income tax expense (benefit)                   (1,383)       1,029                -             -          (354)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (2,075)    $    164       $        3       $     -    $   (1,908)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2000:
Net sales                                 $         -     $  35,613        $  5,487          $  -     $  41,100
Cost of products sold                               -        29,138           5,022             -        34,160
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -         6,475             465             -         6,940
Total operating expenses                          294         4,356             804             -         5,454
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (294)        2,119            (339)            -         1,486
Interest expense                                3,442           475              49             -         3,966
Interest income                                  (265)            -               -             -          (265)
Miscellaneous, net                                  -            35              (3)            -            32
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $  (3,471)   $    1,609        $   (385)         $  -     $  (2,247)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                          Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2001:
Net sales                                 $         -   $  119,073        $  24,011        $  (18)   $  143,066
Cost of products sold                               -       99,091           20,893           (18)      119,966
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       19,982            3,118             -        23,100
Total operating expenses                          719       13,105            2,428             -        16,252
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (719)       6,877              690             -         6,848
Interest expense                               10,325        1,415              162             -        11,902
Interest income                                  (546)           -                -             -          (546)
Miscellaneous, net                                698          318              (25)            -           991
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes             (11,196)       5,144              553             -        (5,499)
Income tax expense (benefit)                   (4,476)       3,191                -             -        (1,285)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                         $    (6,720)  $    1,953        $     553        $    -    $   (4,214)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2000:
Net sales                                 $         -   $  107,433        $  16,797         $  (1)   $  124,229
Cost of products sold                               -       88,745           15,607            (1)      104,351
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       18,688            1,190             -        19,878
Total operating expenses                          945       13,809            2,684             -        17,438
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (945)       4,879           (1,494)            -         2,440
Interest expense                               10,326        1,324              181             -        11,831
Interest income                                  (763)           -                -             -          (763)
Miscellaneous, net                                  -           (6)             (11)            -           (17)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                          $  (10,508)  $    3,561        $  (1,664)        $   -    $   (8,611)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Summarized consolidating cash flow statements for the nine months ended September 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2001:
Net cash provided by (used in)
   operating activities                   $   (7,200)     $  7,549         $  (727)        $  17    $     (361)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (638)           (162)            -          (800)
   Proceeds from sale of property,
     plant, and equipment                          -            54              42             -            96
   Acquisition of business                         -        (1,607)              -             -        (1,607)
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (2,191)           (120)            -        (2,311)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         2,238             782             -         3,020
   Principal payments on long-term
     obligations                                   -          (761)            (36)            -          (797)
   Distributions for interest on
     senior notes                              6,373        (6,373)              -             -             -
   Intercompany loan activity                      -          (117)            117             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        6,373        (5,013)            863             -         2,223
Exchange rate changes on cash                      -            12             (15)          (17)          (20)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                  (827)          357               1             -          (469)
Cash and cash equivalents at beginning
   of period                                  16,257           565             120             -        16,942
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                  $  15,430      $    922         $   121         $   -      $ 16,473
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001


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

                               September 30, 2001


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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $550,000 per year.

During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair values of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is analyzing the effect of this statement and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 28, 2001.

GENERAL

The Company, through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. During 1998, the Company purchased the majority of the assets and assumed certain liabilities constituting a majority of the operations of Huwood International, a U.K. belt conveyor business. The operations of the Company's existing U.K. facilities were merged with the Huwood operations. During 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc. The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2001 and 2000.

                             Three months ended         Nine months ended
                                September 30               September 30
                          -------------------------- -------------------------
                             2001          2000         2001         2000

Net sales                     100.0%       100.0%        100.0%       100.0%
Cost of products sold          86.4         83.1          83.9         84.0
Gross profit                   13.6         16.9          16.1         16.0
SG&A expenses                   9.8         12.6          10.7         13.3
Management fee                  0.2          0.3           0.3          0.2
Amortization expense            0.3          0.4           0.3          0.4
Restructuring charges           -            -             -            0.1
Operating income                3.3          3.6           4.8          2.0

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

NET SALES
Net sales for the quarter increased $11.4 million, or 28%, from $41.1 million in 2000 to $52.5 million in 2001. Net sales in the domestic operations of the Company's conveyor equipment segment increased $8.9 million primarily due to increased spending by the Company's mining equipment customers for replacement equipment and capital projects. Net sales in the foreign operations of the conveyor equipment segment increased $1.2 million. This increase resulted primarily from a $1.9 million increase at the Company's United Kingdom subsidiary partially offset by a $1.2 million decrease at the Company's Australian subsidiary. The increase in the United Kingdom is due to increased sales of complete conveyor systems in the third quarter. The decrease in Australia was due to the shipment of a major components order in the third quarter of 2000 that was not repeated in the third quarter of 2001. Net sales in the Company's manufactured housing segment increased $1.7 million due to the July 2001 acquisition from Lippert Tire & Axle Inc., which had sales for the quarter of approximately $2.9 million. Net sales in the other segment decreased $0.4 million.

GROSS PROFIT
Gross profit for the quarter increased $0.2 million, or 3%, from $6.9 million in 2000 to $7.1 million in 2001. Gross profit in the domestic operations of the conveyor equipment segment increased $1.3 million primarily due to increased sales volumes. Gross profit in the foreign operations of the conveyor equipment segment decreased $1.2 million. Gross profit in the Company's United Kingdom and South African subsidiaries increased $0.4 million due to increased sales volume. Gross profit in the Company's Australian subsidiary decreased $1.6 million. As a result of a physical inventory conducted by the Company's Australian subsidiary in July 2001, the Company incurred a charge to cost of products sold of approximately $0.8 million. The decline in gross profit in Australia was also a result of decreases in sales volume and lower margins on contracts. Gross profit in the manufactured housing and other segments increased $0.1 million due to increased sales volume.

Gross profit as a percentage of sales decreased from 16.9% in 2000 to 13.6% in 2001. This decrease is primarily the result of the $0.8 million Australian physical inventory adjustment and an unfavorable change in product mix in the domestic operations. The change in domestic operations is mainly due to an unfavorable mixture of the business areas within the conveyor equipment segment and an increase in manufactured housing products sales which had a lower gross profit percentage than conveyor equipment sales.

SG&A EXPENSES
SG&A expenses for the quarter decreased by less than 1% from 2000 to 2001 and were approximately $5.2 million in both years.

OPERATING INCOME
Operating income for the quarter increased $0.2 million, or 13%, from $1.5 million in 2000 to $1.7 million in 2001. This increase resulted from the $0.2 million increase in gross profit.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

NET SALES
Net sales for the nine-month period increased $18.9 million, or 15%, from $124.2 million in 2000 to $143.1 million in 2001. Net sales in the domestic operations of the Company's conveyor equipment segment increased $16.6 million primarily due to increased spending by the Company's mining equipment customers for replacement equipment and capital projects. Net sales in the foreign operations of the Company's conveyor equipment segment increased $7.4 million. This increase was primarily attributable to increases in net sales at the Company's United Kingdom and South African subsidiaries of $5.9 million and $1.3 million, respectively. The United Kingdom increase was due to an increase in sales of standard manufactured products combined with the sales increase of complete conveyor systems in the third quarter. The South African increase was due to an increase in the standard manufactured products business. Net sales in the Company's manufactured housing segment decreased $4.2 million due to the decrease by the Company's customers in the production and shipment of manufactured homes as a result of excess finished home inventory and the tight credit market. Net sales in the other segment decreased $0.9 million.

GROSS PROFIT
Gross profit for the nine-month period increased $3.2 million, or 16%, from $19.9 million in 2000 to $23.1 million in 2001. Gross profit in the domestic operations of the conveyor equipment segment increased $2.6 primarily due to increased sales volume in the mining equipment business. Gross profit in the foreign operations of the conveyor equipment segment increased $0.7 million. Gross profit in the Company's United Kingdom and South African subsidiaries increased $1.9 million primarily due to increased sales volume. Gross profit in the Company's Australian subsidiary decreased $1.2 million, of which $0.8 million resulted from the third quarter physical inventory adjustment. The decline in gross profit in Australia was also a result of lower margins on contracts. Gross profit in the manufactured housing and other segments decreased $0.1 million.

SG&A EXPENSES
SG&A expenses for the nine-month period decreased $1.2 million, or 7%, from $16.5 million in 2000 to $15.3 million in 2001. Approximately $1.0 million of the decrease occurred in the foreign operations of the Company's conveyor equipment segment due to the favorable impact of the restructuring initiatives.

OPERATING INCOME
Operating income for the nine-month period increased $4.4 million, or 183%, from $2.4 million in 2000 to $6.8 million in 2001. This increase was the result of the $3.2 million increase in gross profit combined with the $1.2 million decrease in SG&A expenses.

BACKLOG
Backlog at September 30, 2001 was $37.7 million, an increase of $1.9 million, or 5%, from $35.8 million at December 31, 2000. The increase was attributable to a $4.1 million increase in the Company's domestic operations of the conveyor equipment segment and a $2.2 million decrease in the Company's foreign operations of the conveyor equipment segment. Management believes that approximately 75% of the backlog will be shipped in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.4 million and $4.0 million for the nine months ending September 30, 2001 and 2000, respectively. Net cash used in operating activities in 2001 resulted from a net loss of $4.2 million, offset by a net decrease in operating assets and liabilities of $2.6 million and non-cash expenses such as depreciation, amortization, and deferred income taxes of $1.2 million. Net cash used in operating activities in 2000 resulted primarily from a net loss of $8.6 million, offset by a net decrease in operating assets and liabilities of $1.9 million and depreciation and amortization of $2.7 million.

Net cash used in investing activities was $2.3 million and $1.3 million for the nine months ending September 30, 2001 and 2000, respectively. The net cash used in investing activities in 2001 represents net purchases of property, plant, and equipment of $0.7 million and the acquisition of certain assets from Lippert Tire & Axle, Inc. for $1.6 million. Lippert manufactures new axles and refurbishes used axles and tires for the manufactured housing industry. The net cash used in investing activities in 2000 represents net purchases of property, plant, and equipment.

Net cash provided by financing activities was $2.2 million and $5.0 million for the nine months ending September 30, 2001 and 2000, respectively. Net cash provided by financing activities in 2001 represents a net increase in borrowings on notes payable of $3.0 million offset by principal payments on long-term obligations of $0.8 million. The increase in borrowings on notes payable was due to an increase of $2.4 million at the Company's domestic operations and an increase of $0.6 million at the Company's foreign operations. The Company financed the $1.6 million acquisition of Lippert Tire & Axle, Inc. with funds from its domestic credit facility. Net cash provided by financing activities in 2000 resulted from a net increase in borrowings on notes payable of $5.5 million and proceeds from long-term obligations of $0.8 million, offset by principal payments on long-term obligations of $1.3 million. The increase in borrowings on notes payable was due to an increase of $4.2 million at the Company's domestic operations and an increase of $1.3 million at the Company's foreign operations. The proceeds from long-term obligations of $0.8 million completed the financing for the new idler line at the Company's domestic operations which began in 1999.

At September 30, 2001, the Company had cash and cash equivalents of approximately $16.5 million and approximately $13.3 million available for use under its domestic credit facility, representing approximately $29.8 million of liquidity.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $1.1 million and $2.4 million for the nine months ended September 30, 2001 and 2000, respectively.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $0.6 million per year.

During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair values of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is analyzing the effect of this statement and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                               Fair
                                                                                               Value,
(dollars in thousands)        2001    2002     2003     2004     2005   Thereafter    Total    9/30/01*
---------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000    $60,000
     Average interest rate       11%     11%      11%      11%      11%         11%


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

* Fair value as of September 30, 2001 as obtained from Credit Suisse First
Boston.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:  Refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


             CONTINENTAL GLOBAL GROUP, INC.

            By:  /s/ Jimmy L. Dickinson
               ------------------------
               Jimmy L. Dickinson

               Vice President and Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

            CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

            By:  /s/ Jimmy L. Dickinson
               ------------------------
                Jimmy L. Dickinson

                Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

            GOODMAN CONVEYOR COMPANY

            By:  /s/ J. Mark Etchberger
               ------------------------
                J. Mark Etchberger

                Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  November 14, 2001

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