Form 10-K405
period 2001-12-31
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2002-03-29
CIK 1039785, 1039786, 24008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 15, 2002, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


    Item
   Number                                                                                                     Page
                                                                                                             Number
                                     PART I
      1        Business                                                                                         1
      2        Properties                                                                                       4
      3        Legal Proceedings                                                                                5
      4        Submission of Matters to a Vote of Security Holders                                              5
                                    PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                             5
      6        Selected Financial Data                                                                          6
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations            7
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      13
      8        Financial Statements and Supplementary Data                                                     14
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            43
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              43
     11        Executive Compensation                                                                          45
     12        Security Ownership of Certain Beneficial Owners and Management                                  46
     13        Certain Relationships and Related Transactions                                                  46
                                     PART IV
     14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                47
               Signatures                                                                                      48
               Index of Exhibits                                                                               50

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

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 90.5%, 87.9%, and 84.7% of net sales for 2001, 2000, and 1999, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 8.9%, 10.8%, and 14.2% of net sales for 2001, 2000, and 1999, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

Approximately 73.8% or $142.3 million of the Company's 2001 net sales were generated in the United States, 14.2% or $27.4 million in the United Kingdom, 9.4% or $18.0 million in Australia, and 2.6% or $5.0 million in other countries.

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

For the years ended December 31, 2001 and 2000, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 30.5% and 21.6% of the Company's total net sales for 2001 and 2000, respectively. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

For the year ended December 31, 1999, sales to the Company's largest customer, Massey Energy Company, constituted approximately 11.4% of the Company's total net sales.

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

BACKLOG

Backlog at December 31, 2001, was $41.3 million, an increase of $5.5 million, or 15% from $35.8 million at December 31, 2000. Backlog at the Company's foreign subsidiaries increased by $10.6 million and backlog at the Company's domestic subsidiaries decreased by $5.1 million. The Company expects to ship approximately 90% of its backlog in 2002.

EMPLOYEES

As of December 31, 2001, the Company had approximately 1,270 employees, approximately 800 of whom were located in the United States. Approximately 200 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a four year collective bargaining agreement that expires in 2002. Approximately 190 of the production employees at the Company's United Kingdom and South African facilities are covered by annual collective bargaining agreements that expire in 2002. The Company expects negotiations for new agreements to begin in the second quarter of 2002. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

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

ITEM 2.  PROPERTIES

The Company conducts its operations through the following primary facilities:


                                         APPROXIMATE SQUARE                                     OWNED/ LEASED
LOCATION                                      FOOTAGE                PRINCIPAL FUNCTION
UNITED STATES:
   Winfield, Alabama                          220,000           Headquarters, manufacturing         Owned
   Belton, South Carolina                     191,000           Administration, manufacturing       Owned
   Salyersville, Kentucky                     111,000           Manufacturing                       Owned
   Pueblo, Colorado                            75,600           Manufacturing                       Owned
   Eatonton, Georgia                           22,000           Manufacturing, warehouse            Leased(1)
   Phil Campbell, Alabama                      47,000           Administration, manufacturing       Leased(2)

AUSTRALIA:
   Somersby, New South Wales                   42,000           Administration, engineering,        Owned
                                                                  sales, and manufacturing
   Mackay, Queensland                          32,000           Manufacturing, and installation     Leased(3)
                                                                  support
   Minto,  New South Wales                     22,173           Manufacturing                       Owned

ENGLAND
   Gateshead, UK                              234,810           Administration, engineering,        Leased(4)
                                                                  sales, and manufacturing

SOUTH AFRICA
   Alrode, South Africa                        24,456           Administration, engineering,        Leased(5)
                                                                  sales, and manufacturing

-------------------

(1) Expires in October 2003. The Company holds an option to buy such property at the end of the lease term.
(2) Expires in July 2002. The Company holds four successive one-year options to renew the lease and an option to buy such property under certain conditions during the term of each successive lease.
(3)    Current lease is month to month.
(4) Expires in August 2003 with option to renew for additional five years with option to purchase at market value.
(5) Expires in May 2003. The Company has an option to renew for two years until May 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2001, N.E.S. Investment Co., the Company's sole stockholder, by written consent, elected all members of the Company's Board of Directors. See Part III, Item 10.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2002, the Company had one stockholder. The Company paid no dividends in 2001 or 2000. See Note E, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2001. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.


                                            2001        2000         1999        1998 (1)    1997 (2)
                                        --------------------------------------------------------------
                                                       (Data in 000's, except ratios)
INCOME STATEMENT DATA:
Net sales                                $ 192,711    $ 168,178    $ 213,997    $ 253,873    $ 215,673
Gross profit                                29,787       26,526       31,764       42,936       43,112
Operating income                             7,698        3,592        5,316       14,331       20,013
Interest expense                            15,787       15,826       15,225       14,658       12,308
Net income (loss)                           (6,916)     (13,114)      (8,728)       1,175        7,838

OTHER DATA:
Depreciation and amortization                2,884        3,077        3,550        3,393        2,708
Operating cash flows                           268       (6,458)     (12,261)       8,592       10,176
EBITDA (3)                                  10,090        7,152       10,240       18,912       22,868
Ratio of earnings to fixed charges (4)        --           --           --           1.08         1.64

BALANCE SHEET DATA:
Cash and cash equivalents                   14,672       16,942       18,300       26,351       30,883
Total assets                               109,940      110,136      122,903      145,757      129,725
Long-term debt, including current
   portion                                 123,557      124,722      126,028      123,322      129,870
Stockholder's equity (deficit)             (68,845)     (61,063)     (45,878)     (37,506)     (35,973)

(1)    Reflects the acquisition during 1998 of Huwood.

(2)    Reflects the acquisitions during 1997 of BCE, Hewitt-Robins, and MECO.

(3) EBITDA represents earnings before extraordinary items, interest, taxes, depreciation, amortization, restructuring charges, and bond repurchase expenses. EBITDA has been included because the Company uses it as one means of analyzing its ability to service its debt, the Company's lenders use it for the purpose of analyzing the Company's performance with respect to the credit agreement and the Indenture, and the Company understands that it is used by certain investors as a measure of a Company's historical ability to service debt.

(4) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2001, 2000 and 1999 by $8,413, $11,200, and $8,728,
       respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2001, 2000, and 1999.


                                                      Year ended December 31
                                          ---------------------------------------------
                                               2001           2000           1999
Net sales                                     100.0%         100.0%         100.0%
Cost of products sold                          84.5           84.2           85.2
Gross profit                                   15.5           15.8           14.8
SG&A expenses                                  10.9           12.8           11.3
Management fee                                  0.3            0.2            0.2
Amortization expense                            0.3            0.4            0.3
Restructuring charge                             --            0.3            0.5
Operating income                                4.0            2.1            2.5

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES
Net sales increased $24.5 million, or 15%, from $168.2 million in 2000 to $192.7 million in 2001, primarily due to an increase in sales volume. Net sales in the Company's domestic operations of the conveyor equipment segment increased $16.7 million primarily due to increased spending by the Company's mining equipment customers for replacement equipment and capital projects. Net sales in the Company's foreign operations of the conveyor equipment segment increased $9.8 million, primarily due to increases in the Company's United Kingdom and South African subsidiaries of $8.6 million and $1.4 million, respectively. The increase in the United Kingdom resulted from increases in sales of standard manufactured products and complete conveyor systems. The increase in South Africa was due to an increase in the standard manufactured products business. Net sales in the Company's manufactured housing segment decreased $0.9 million, or 5% from $18.1 million in 2000 to $17.2 million in 2001. While production and shipments in the manufactured housing industry decreased 23% from 2000 to 2001, sales in the Company's manufactured housing segment were favorably impacted as a result of the acquisition from Lippert Tire & Axle Inc. in July 2001. Net sales in the Company's other segment decreased $1.1 million.

GROSS PROFIT
Gross profit increased $3.3 million, or 12%, from $26.5 million in 2000 to $29.8 million in 2001. Gross profit in the domestic operations of the conveyor equipment segment increased $2.0 million primarily due to the increased sales volume in the mining equipment business. Gross profit in the foreign operations of the conveyor equipment segment increased $1.0 million. Gross profit in the Company's United Kingdom and South African subsidiaries increased $3.5 million and $0.2 million, respectively, due to the increase in sales volume and improved profit margins. This was offset by a decrease in gross profit in the Company's Australian subsidiary of $2.7 million. As a result of a physical inventory conducted by the Company's Australian subsidiary in July 2001, the Company incurred a charge to cost of products sold of approximately $0.8 million; in the fourth quarter, due to the bankruptcy of a large insurance company, the Company wrote off approximately $0.5 million of a previously approved claim which the Company may not be able to collect. The decline in gross profit in Australia was also a result of lower margins on contracts. Gross profit in the manufactured housing segment increased $0.6 million due to improved profit margins resulting from the acquisition in July 2001 and the subsequent consolidation of the existing operations into the acquired facility. Gross profit in the Company's other segment decreased $0.3 million.

SG&A EXPENSES
SG&A expenses decreased $0.6 million, or 3%, from $21.5 million in 2000 to $20.9 million in 2001. The decrease is primarily the result of the favorable impact of the restructuring initiatives in the foreign operations of the Company's conveyor equipment segment.

OPERATING INCOME
Operating income increased $4.1 million, or 114%, from $3.6 million in 2000 to $7.7 million in 2001. The increase in operating income is the result of the $3.3 million increase in gross profit combined with reductions in SG&A expenses and restructuring charges of $0.6 million and $0.4 million, respectively, offset by an increase in management fees of $0.2 million.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES
Net sales decreased $45.8 million, or 21%, from $214.0 million in 1999 to $168.2 million in 2000. The Company's domestic operations of the conveyor equipment segment accounted for $8.9 million of the decrease due to lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the conveyor equipment segment decreased $24.7 million, primarily due to a decrease in sales of $21.0 million at the Company's Australian subsidiary. This decrease was primarily due to the completion of major projects in 1999 that were not repeated in 2000, combined with the soft market in the coal industry. Net sales in the Company's United Kingdom and South African subsidiaries decreased $3.7 million. Net sales in the Company's manufactured housing products segment decreased $12.2 million due to the decrease by its customers in the production and shipment of manufactured homes. This decrease in the production and shipment of manufactured homes is primarily the result of excess finished home inventory and the negative impact that the tight credit market has had on the purchase of new manufactured homes.

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

RESTRUCTURING CHARGES
In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. In connection with these plans, the Company incurred restructuring charges of approximately $0.5 million and $1.1 million in 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2.7 million. These restructuring charges consisted primarily of severance of approximately 220 employees and relocation costs. As of December 31, 2001, all accruals for restructuring charges have been fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $0.3 million, $(6.5) million, and $(12.3) million for the years ending December 31, 2001, 2000, and 1999, respectively. The increase in operating cash flows from 2000 to 2001 is a direct result of the decrease in the net loss. Net cash provided by operating activities in 2001 represents the current year net loss of $6.9 million offset by significant non-cash expenses of $2.9 million and a net decrease in operating assets of $4.3 million. Net cash used in operating activities in 2000 represents the net loss offset by significant non-cash expenses, such as depreciation, amortization, deferred income taxes, and provisions for doubtful accounts. Net cash used in operating activities in 1999 was the result of the net loss and a net increase in operating assets.

Net cash used in investing activities was $2.5 million, $1.4 million, and $2.9 million for the years ending December 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities in 2001 includes net purchases of property, plant, and equipment of $0.9 million and the acquisition from Lippert Tire & Axle for $1.6 million. Net cash used in investing activities in 2000 and 1999 represents net purchases of property, plant, and equipment.

Net cash provided by financing activities was $0.02 million, $6.5 million, and $7.0 million for the years ending December 31, 2001, 2000, and 1999, respectively. Net cash provided by financing activities in 2001 represents a net increase in borrowings on notes payable of $1.05 million offset by principal payments on long-term obligations of $1.03 million.

Net cash provided by financing activities in 2000 was the result of a $7.4 million net increase in borrowings on notes payable and $0.7 million in proceeds from long-term obligations, offset by $1.6 million of principal payments on long-term obligations. The Company's domestic subsidiaries account for $6.3 million of the net increase in borrowings on notes payable. The proceeds from long-term obligations were used for the construction of a new idler line at the Company's domestic operations.

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

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources (working capital) and funds from operations to be adequate to meet anticipated cash requirements. In 2002, the Company anticipates capital expenditures of approximately $2.2 million for new and replacement equipment. At December 31, 2001, the Company had cash and cash equivalents of approximately $14.7 million and approximately $10.7 million available for use under its domestic credit facility, representing approximately $25.4 million of liquidity.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $0.9 million and $2.1 million for the years ended December 31, 2001 and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note B to the consolidated financial statements included in
Item 8 of this Form 10-K.

Management believes the most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with determination of its liability related to warranty expense, collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. A number of internal and external factors affect our estimates such as historical experience, current and expected economic conditions, product mix and, with pension benefits, actuarial techniques. The Company continually re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS 133 did not have a material effect on the earnings or financial position of the Company. In accordance with the transition provisions in SFAS 133, the Company recorded the previously unrecognized fair market value of a foreign currency forward contract. The effect of the adjustment to record the fair value of the foreign currency forward contract was recognized in accumulated other comprehensive income at the date of adoption.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized.

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company's adoption of this statement effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2001 and 2000.


                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate
                                         (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                                              Fair
                                                                                                              Value,
As of December 31, 2001:       2002      2003      2004       2005        2006    Thereafter       Total     12/31/01
---------------------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate              $ 1,146   $ 441    $ 1,666     $     95      $ --    $ 120,000      $ 123,348    $56,308
     Average interest rate        11%     11%        11%          11%       11%          11%

     Variable Rate               $ 7     $ 8       $ 10     $     --      $ --    $    --        $      25    $    25
     Average interest rate        14%     14%        14%



                                                                                                              Fair
                                                                                                              Value,
As of December 31, 2000:       2001      2002      2003       2004        2005    Thereafter       Total     12/31/00
---------------------------------------------------------------------------------------------------------------------
Long-Term Obligations,
   including current
   portion
     Fixed Rate              $ 1,628   $ 404    $   441     $  1,664      $ 95    $ 120,000      $ 124,232    $43,753
     Average interest rate        11%     11%        11%          11%       11%          11%

     Variable Rate           $    10   $  11    $    13     $     15      $ --    $      --      $      49    $    49
     Average interest rate        15%     15%        15%          15%


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2001 are included herein.

                         Report of Independent Auditors


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP

Cleveland, Ohio
March 25, 2002

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets


                                                                            December 31
                                                                  -------------------------------
                                                                        2001             2000
ASSETS:
Current assets:
   Cash and cash equivalents                                      $  14,671,806    $  16,941,949
   Accounts receivable, less allowance for doubtful
     accounts of $885,851 in 2001 and $1,551,947 in 2000             32,050,919       28,468,042
   Inventories                                                       26,572,726       28,076,134
   Other current assets                                               1,745,684          632,012
                                                                  -------------    -------------
Total current assets                                                 75,041,135       74,118,137

Property, plant and equipment                                        26,142,796       26,162,365
Less accumulated depreciation                                        13,048,973       11,575,056
                                                                  -------------    -------------
                                                                     13,093,823       14,587,309

Goodwill                                                             16,799,894       17,922,783
Deferred financing costs                                              2,729,487        3,249,389
Deferred income taxes                                                 1,887,102             --
Other assets                                                            388,705          258,437
                                                                  -------------    -------------

                                                                  $ 109,940,146    $ 110,136,055
                                                                  =============    =============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Notes payable                                                  $  16,306,471    $  15,630,900
   Trade accounts payable                                            18,895,554       17,463,905
   Accrued compensation and employee benefits                         5,136,280        4,516,525
   Accrued interest on senior notes                                   3,300,000        3,300,000
   Deferred income taxes                                              2,404,162        1,594,089
   Other accrued liabilities                                          9,185,735        3,531,118
   Current maturities of long-term obligations                        1,298,522        1,931,676
                                                                  -------------    -------------
Total current liabilities                                            56,526,724       47,968,213

Deferred income taxes                                                      --            440,894
Senior notes                                                        120,000,000      120,000,000
Other long-term obligations, less current maturities                  2,258,082        2,790,135

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                        1                1
   Paid-in capital                                                    1,993,687        1,993,687
   Accumulated deficit                                              (65,111,800)     (58,195,967)
   Accumulated other comprehensive loss                              (5,726,548)      (4,860,908)
                                                                  -------------    -------------
                                                                    (68,844,660)     (61,063,187)
                                                                  -------------    -------------

                                                                  $ 109,940,146    $ 110,136,055
                                                                  =============    =============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                                       Years ended December 31
                                        -------------------------------------------------
                                             2001              2000            1999
Net sales                               $ 192,710,850    $ 168,178,263    $ 213,996,868
Cost of products sold                     162,924,304      141,652,633      182,232,667
                                        -------------    -------------    -------------
Gross profit                               29,786,546       26,525,630       31,764,201
Operating expenses:
   Selling and engineering                 12,272,096       12,572,872       14,980,861
   General and administrative               8,625,535        8,919,150        9,276,131
   Management fee                             556,933          350,978          466,615
   Amortization expense                       634,068          609,629          618,533
   Restructuring charge                          --            481,192        1,106,345
                                        -------------    -------------    -------------
Total operating expenses                   22,088,632       22,933,821       26,448,485
                                        -------------    -------------    -------------
Operating income                            7,697,914        3,591,809        5,315,716
Other expenses:
   Interest expense                        15,786,984       15,825,845       15,225,465
   Interest income                           (638,791)      (1,032,425)        (913,975)
   Miscellaneous, net                         963,205           (1,961)        (267,499)
                                        -------------    -------------    -------------
Total other expenses                       16,111,398       14,791,459       14,043,991
                                        -------------    -------------    -------------
Loss before income taxes                   (8,413,484)     (11,199,650)      (8,728,275)
Income taxes                               (1,497,651)       1,914,731             --
                                        -------------    -------------    -------------

Net loss                                $  (6,915,833)   $ (13,114,381)   $  (8,728,275)
                                        =============    =============    =============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                            Accumulated
                                                                               Other
                                   Common      Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit       Income (Loss)       Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 1998     $    500    $ 1,993,188  $ (36,203,815)   $ (3,296,067)   $ (37,506,194)
Comprehensive income (loss):
   Net loss                             -              -     (8,728,275)              -       (8,728,275)
   Foreign currency
     translation adjustment             -              -              -         506,090          506,090
                                                                                           ---------------
Total comprehensive loss                                                                      (8,222,185)
Distributions for income taxes          -              -       (149,496)              -         (149,496)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 1999          500      1,993,188    (45,081,586)     (2,789,977)     (45,877,875)
Comprehensive loss:
   Net loss                             -              -    (13,114,381)             -       (13,114,381)
   Foreign currency
     translation adjustment             -              -             -       (2,070,931)      (2,070,931)
                                                                                           ---------------
Total comprehensive loss                                                                     (15,185,312)
Change in par value of stock         (499)           499             -               -                -
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2000            1      1,993,687    (58,195,967)     (4,860,908)     (61,063,187)
Comprehensive loss:
   Net loss                             -              -     (6,915,833)              -       (6,915,833)
   Cumulative effect upon
    adoption of SFAS 133,
    net of tax                          -              -              -          55,736           55,736

   Unrealized losses on cash
    flow hedges, net of tax             -              -              -        (176,612)        (176,612)

   Reclassification into
    earnings                            -              -              -         120,876          120,876

   Foreign currency
     translation adjustment             -              -              -        (865,640)        (865,640)
                                                                                           ---------------
Total comprehensive loss                                                                      (7,781,473)
                                 ----------- ------------ --------------- ---------------- ---------------

Balance at December 31, 2001     $      1    $ 1,993,687  $ (65,111,800)   $ (5,726,548)   $ (68,844,660)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                        Years ended December 31
                                                           ---------------------------------------------------
                                                                2001            2000             1999
Operating activities:
   Net loss                                                $ (6,915,833)   $(13,114,381)   $ (8,728,275)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Provision for depreciation and amortization              2,883,820       3,076,778       3,550,219
     Amortization of deferred financing costs                   519,902         519,902         519,903
     Deferred income taxes                                   (1,502,074)      1,885,591            --
     Provision for doubtful accounts                          1,004,071       1,617,501         383,223
     Loss (gain) on disposal of assets                          (18,161)          6,867        (450,868)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable            (5,370,516)       (966,740)     14,179,184
       Decrease (increase) in inventories                     2,162,960       2,515,947       1,170,026
       Decrease (increase) in other assets                   (1,175,723)      1,185,269         485,303
       Increase (decrease) in accounts payable and other
         current liabilities                                  8,679,654      (3,184,710)    (23,370,152)
                                                           ------------    ------------    ------------
Net cash provided by (used in) operating activities             268,100      (6,457,976)    (12,261,437)
                                                           ------------    ------------    ------------

Investing activities:
   Purchases of property, plant, and equipment                 (957,761)     (1,494,957)     (4,030,367)
   Proceeds from disposals of PP&E                              112,851         122,397       1,091,350
   Acquisition of business                                   (1,606,806)           --              --
                                                           ------------    ------------    ------------
Net cash used in investing activities                        (2,451,716)     (1,372,560)     (2,939,017)
                                                           ------------    ------------    ------------

Financing activities:
   Net increase in borrowings on notes payable                1,046,982       7,377,782       6,000,950
   Proceeds from long-term obligations                             --           775,887       5,516,166
   Principal payments on long-term obligations               (1,026,035)     (1,634,659)     (3,212,088)
   Distributions for income taxes                                  --              --        (1,305,562)
                                                           ------------    ------------    ------------
Net cash provided by financing activities                        20,947       6,519,010       6,999,466
Effect of exchange rate changes on cash                        (107,474)        (46,135)        149,898
                                                           ------------    ------------    ------------
Decrease in cash and cash equivalents                        (2,270,143)     (1,357,661)     (8,051,090)
Cash and cash equivalents at beginning of year               16,941,949      18,299,610      26,350,700
                                                           ------------    ------------    ------------

Cash and cash equivalents at end of year                   $ 14,671,806    $ 16,941,949    $ 18,299,610
                                                           ============    ============    ============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



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

REVENUE RECOGNITION
The Company recognizes revenue from sales at the time of shipment. Net sales include external freight billed to customers and the related costs are included in cost of sales.

CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 67% and 62% of inventories at December 31, 2001 and 2000, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,141,000 and $1,690,000 at December 31, 2001 and 2000, respectively. As a result of a physical inventory conducted by the Company's Australian subsidiary in July 2001, the Company incurred a charge in the third quarter to cost of products sold of approximately $757,000.

GOODWILL
Goodwill is being amortized on a straight-line basis, primarily over 40 years. The balance of accumulated amortization of goodwill was approximately $2,506,000 and $2,029,000 at December 31, 2001 and 2000, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and, under current accounting guidance, the Company expects the carrying amounts to be fully recoverable.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



B.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

STOCKHOLDER'S EQUITY
In the third quarter of 2000, the Board of Directors approved an amendment to the certificate of incorporation which increased the number of shares which the Company is authorized to issue to 5,000,000 shares with a par value of $0.01. At December 31, 2001, the Company had issued and outstanding 100 shares.

RESTRUCTURING CHARGES
In 1998, the Company executed a plan to close certain Australian manufacturing facilities and merge the operations with other existing facilities; in 1999 and 2000, the Company made further reductions in office staff and facilities. In the United Kingdom, following the acquisition of Huwood International (Huwood) in August 1998, the Company consolidated its existing operations and facilities into the Huwood operations. In connection with these plans, the Company incurred restructuring charges of approximately $481,000, and $1,106,000 in 2000 and 1999, respectively, related to its Australian and United Kingdom subsidiaries. Total restructuring charges incurred to date total approximately $2,715,000. These restructuring charges consisted primarily of severance of approximately 220 employees and relocation costs. As of December 31, 2001, all accruals for restructuring charges have been fully utilized.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. The Company incurred approximately $635,000, $583,000, and $869,000 in advertising costs for the years ended December 31, 2001, 2000, and 1999, respectively.

FOREIGN CURRENCY TRANSLATION
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in accumulated other comprehensive income (loss). The effect on the statements of operations of currency transaction gains and losses was not material for all years presented.

DERIVATIVE FINANCIAL INSTRUMENTS
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS 133 did not have a material effect on the earnings or financial position of the Company. In accordance with the transition provisions in SFAS 133, the Company recorded the previously unrecognized fair market value of a foreign currency forward contract. The effect of the adjustment to record the fair value of the foreign currency forward contract was recognized in accumulated other comprehensive income at the date of adoption.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



B.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DERIVATIVE FINANCIAL INSTRUMENTS - CONTINUED
As a result of the adoption of SFAS 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $600,000 per year.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



B.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED
During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair values of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company's adoption of this statement effective January 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

C.  ACQUISITION

On July 19, 2001, the Company purchased certain assets (primarily inventory and fixed assets) in Alabama from Lippert Tire & Axle, Inc. for a purchase price of approximately $1,607,000. Lippert manufactured new axles and refurbished used axles and tires for the manufactured housing industry. The existing operations of the Company's manufactured housing products segment in Winfield, Alabama have been merged with the acquired operations. Revenues from the acquired operations were approximately $13,000,000 for the fiscal year ended December 31, 2000. The transaction was accounted for as a purchase and accordingly, the results of operations since the date of acquisition have been included in the consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



D.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2001 and 2000 are as follows:

                                             2001              2000
                                        -------------     ------------

Land and improvements                   $  1,036,824      $  1,079,411
Buildings and improvements                 6,461,887         6,555,863
Machinery and equipment                   18,644,085        18,527,091
                                        ------------      ------------
                                        $ 26,142,796      $ 26,162,365
                                        ============      ============

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $2,249,752, $2,467,149, and $2,931,686, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 31.5 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

E.  FINANCING ARRANGEMENTS

Long-term obligations consist of the following:


                                                                                      As of December 31
                                                                               ------------------------------
                                                                                    2001           2000
Senior Notes, interest at 11% payable semi-annually in
   arrears, due 2007                                                            $120,000,000   $120,000,000
Note payable by CCE for purchase of Colorado facility; interest rate of
   7.445%; payable in monthly installments through 5/1/04                          1,440,286      1,506,227
Note payable by CCE for idler equipment; interest rate of 8.845%;
   payable in monthly installments through 6/13/05                                 1,165,707      1,468,527
Term loan payable by Australian subsidiary; interest rate of 7.55%;
   maturity date of 6/30/02                                                          741,675      1,257,300
Note payable by South Africa for purchase of computer system; variable interest rate (14.0% and 14.5% at December 31, 2001 and 2000, respectively); payable in monthly installments through 12/31/04
                                                                                      24,920         48,996
Obligations under capital leases                                                     184,016        440,761
                                                                                ------------   ------------
                                                                                 123,556,604    124,721,811
Less current maturities                                                            1,298,522      1,931,676
                                                                                ------------   ------------
                                                                                $122,258,082   $122,790,135
                                                                                ============   ============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



E.  FINANCING ARRANGEMENTS - CONTINUED

Maturities of long-term obligations are as follows:

                        2002   $   1,298,522
                        2003         488,042
                        2004       1,675,444
                        2005          94,596
                        2006               -
                  Thereafter     120,000,000
                               -------------
                               $ 123,556,604
                               =============

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

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated September 14, 1992, as amended, restated and consolidated through March 25, 2002, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains certain financial and other covenants which, among other things, establish minimum debt coverage and net working capital requirements. The Revolving Credit Facility will be fully revolving until final maturity on June 30, 2003, and will bear interest at a fluctuating rate based on the prime rate. At December 31, 2001, approximately $10.7 million was available for use. At December 31, 2001 and 2000, the Company had an outstanding balance under the Revolving Credit Facility of $14,516,217 and $12,040,346, respectively. The weighted average interest rate for this facility was 6.7% and 9.3% in 2001 and 2000, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



E.  FINANCING ARRANGEMENTS - CONTINUED

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $3.0 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the BCE subsidiaries, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on June 30, 2002. At December 31, 2001, approximately $0.2 million (Australian dollars) was available for use. The outstanding balance under this facility was $1,429,054 and $1,783,401 (U.S.$) at December 31, 2001 and 2000, respectively. The weighted average interest rate for this facility was 7.5% and 9.5% in 2001 and 2000, respectively.

During 2001, the Company's United Kingdom subsidiary entered into a credit facility with the Bank of Scotland of 3.0 million British pounds sterling. The facility is secured by certain assets of the subsidiary, bears interest at a fluctuating rate of 2% above the Bank of Scotland base rate, and matures on October 31, 2002. At December 31, 2001, the entire facility was available for use. The weighted average interest rate for this facility was 8.4% in 2001. Prior to entering into the credit facility with the Bank of Scotland, the subsidiary had an overdraft facility with the HSBC Bank of 1.2 million British pounds sterling. The facility was secured by certain assets of the subsidiary, bore interest at a fluctuating rate of 3% above the HSBC Bank base rate, and matured on December 31, 2001. The outstanding balance under this facility was $1,596,273 (U.S.$) at December 31, 2000. The weighted average interest rate for this facility was 8.5% in 2000.

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 4.5 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2001, approximately 0.2 million rand was available for use. The outstanding balance under this facility was $361,200 and $210,880 (U.S.$) at December 31, 2001 and 2000, respectively. The weighted average interest rate for this facility was 16.3% and 16.5% in 2001 and 2000, respectively.

During 2001, 2000, and 1999, the Company paid interest of $15,309,325, $15,188,760, and $14,590,746, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



F.  LEASING ARRANGEMENTS

CCE has a capital lease for land and building with a lease term of ten years which contains a purchase option exercisable at any time. In addition, the Company's Australian subsidiary has numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2001 and 2000 are as follows:

                                              2001               2000
                                          ----------         -----------

     Asset Balances:
     Land                                 $   20,000         $   20,000
     Buildings                               380,000            380,000
     Machinery and Equipment                 323,327            710,894
                                          ----------         ----------
                                          $  723,327         $1,110,894
                                          ==========         ==========

     Accumulated Amortization:
     Buildings                            $   99,524         $   87,460
     Machinery and Equipment                 213,775            432,113
                                          ----------         ----------
                                          $  313,299         $  519,573
                                          ==========         ==========


The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $2,110,000, $2,072,000, and $2,525,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:


                                                         Capital      Operating
                                                         Leases         Leases
                                                       ----------     ----------
2002                                                   $  155,391     $  617,410
2003                                                       40,032        420,773
2004                                                         --           92,591
2005                                                         --           10,249
2006                                                         --            1,287
                                                       ----------     ----------
Total minimum lease payments                              195,423     $1,142,310
                                                                      ==========
Amounts representing interest                              11,407
                                                       ----------

Present value of net minimum lease payments
   (including current portion of $145,259)             $  184,016
                                                       ==========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



G.  EMPLOYEE BENEFIT PLANS

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The actuarial computations use the "projected unit credit cost method," which assumed a weighted-average discount rate on benefit obligations of 7.25% in 2001 and 2000 and a weighted-average expected long-term rate of return on plan assets of 8% in 2001 and 2000.

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2001 and 2000, of the Company's defined benefit plan.


                                                         2001           2000
                                                     ------------   ------------
Change in benefit obligation:
Benefit obligation at beginning of year              $ 4,822,341    $ 4,597,614
Service cost                                             142,029        136,670
Interest cost                                            353,906        333,327
Actuarial loss (gain)                                    186,118        (33,221)
Benefits paid                                           (242,554)      (212,049)
                                                     -----------    -----------
Benefit obligation at end of year                      5,261,840      4,822,341
                                                     -----------    -----------

Change in plan assets:
Fair value of plan assets at beginning of year         5,247,333      5,667,003
Actual return on plan assets                            (219,803)      (207,621)
Benefits paid                                           (242,554)      (212,049)
                                                     -----------    -----------
Fair value of plan assets at end of year               4,784,976      5,247,333
                                                     -----------    -----------

Funded status:
Funded status of the plan (underfunded)                 (476,864)       424,992
Unrecognized prior service cost                         (213,239)      (227,455)
Unrecognized net actuarial loss (gain)                   341,395       (474,130)
Unrecognized transition asset                               --           (2,706)
                                                     -----------    -----------
Net amount recognized                                $  (348,708)   $  (279,299)
                                                     ===========    ===========

Balance sheet amounts:
Accrued benefit cost                                 $  (476,864)   $  (279,299)
Intangible asset                                         128,156           --
                                                     -----------    -----------
Net amount recognized                                $  (348,708)   $  (279,299)
                                                     ===========    ===========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



G.  EMPLOYEE BENEFIT PLANS - CONTINUED


                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Components of net periodic benefit cost:
Service cost                                       $ 142,029    $ 136,670    $ 140,057
Interest cost                                        353,906      333,327      370,638
Expected return on plan assets                      (409,604)     207,621     (584,057)
Amortization of prior service cost                   (14,216)     (14,216)      44,416
Amortization of transition asset                      (2,706)      (2,706)      (2,706)
Recognized gain (loss)                                  --       (587,603)     244,297
                                                   ---------    ---------    ---------
Net periodic benefit cost                          $  69,409    $  73,093    $ 212,645
                                                   =========    =========    =========

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE makes annual contributions (approximately $589,000, $520,000, and $490,000 in 2001, 2000, and 1999,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 16% of their compensation. CCE will match (approximately $335,000, $320,000, and $335,000 in 2001, 2000,
and 1999, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. No contribution was made for the year ended December 31, 2001. Expense for the years ended December 31, 2000 and 1999 was approximately $134,000 and $145,000, respectively, which was equal to 2.5% of eligible employees compensation in 2000 and 1999.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2001, 2000, and 1999, the subsidiaries contributed approximately $495,000, $636,000, and $761,000, respectively, to the plans.

H.  RELATED PARTY TRANSACTIONS

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $557,000, $351,000, and $467,000 for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, the Company had a prepaid expense for overpayment of management fees of approximately $112,000 and $131,000, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



H.  RELATED PARTY TRANSACTIONS - CONTINUED

Prior to electing C Corporation status for income tax purposes on October 6, 2000, the subsidiaries of the Company were parties to a tax payment agreement with NES Group, Inc., the parent company of N.E.S. Investment Co., providing for payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. The Company incurred charges to stockholder's equity for income taxes of approximately $149,000 for the year ended December 31, 1999. At December 31, 2001 and 2000, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000.

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

Foreign currency forward contract: Derivative financial instruments at December 31, 2000 included a foreign currency forward contract with a contractual amount of approximately $1,909,000. The contract matured during 2001 and the counterparty to the contract was a major U.S. commercial bank. The Company entered into the foreign currency forward contract to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contract was estimated based on the quoted market price of a comparable contract.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



I.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK - CONTINUED

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                                              2001                        2000
                                     Carrying       Fair         Carrying      Fair
                                     Amount         Value        Amount        Value
                                    ---------    ---------     ---------   ---------
                                                    (in thousands)
Cash and cash equivalents           $  14,672    $  14,672    $  16,942    $  16,942
Accounts receivable                    32,051       32,051       28,468       28,468
Accounts payable                      (18,896)     (18,896)     (17,464)     (17,464)
Notes payable                         (16,306)     (16,306)     (15,631)     (15,631)
Long-term debt                       (123,373)     (56,333)    (124,281)     (43,802)
Foreign currency forward contract        --           --           --             87

Accounts receivable from customers in the coal mining industry were approximately 51% and 59% at December 31, 2001 and 2000, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $1,004,000, $1,618,000, and $383,000 in 2001, 2000, and 1999, respectively. Accounts written off, net of recoveries, were approximately $1,578,000, $676,000, and $491,000 in 2001, 2000,
and 1999, respectively.

J.  INCOME TAXES

Effective October 6, 2000, the Company and its domestic subsidiaries elected C Corporation status for United States income tax purposes. At that date, income taxes were provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Prior to October 6, 2000, the Company and its domestic subsidiaries had elected Subchapter S Corporation Status for United States income tax purposes. Accordingly, the Company's United States operations were not subject to income taxes as separate entities. The Company's United States income, through October 6, 2000, is included in the income tax returns of the sole stockholder.

For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



J.  INCOME TAXES - CONTINUED

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. The Company did not pay any income taxes during the year ended December 31, 2001. The Company's Australian subsidiary paid income taxes of approximately $72,000 and $150,000 during the years ended December 31, 2000 and 1999, respectively.

Income (loss) before income taxes consists of the following:

                          For the Year Ending December 31
                  2001                 2000                 1999
               -------------       -------------       -------------

Domestic       $ (4,030,236)       $ (4,439,936)       $    162,750
Foreign          (4,383,248)         (6,759,714)         (8,891,025)
               ------------        ------------        ------------
               $ (8,413,484)       $(11,199,650)       $ (8,728,275)
               ============        ============        ============

Income taxes are summarized as follows:

                               December 31,       December 31,
                                   2001               2000
                            ------------------- ------------------
Current:
   Domestic:
     Federal                 $      --            $      --
     State and local                --                   --
   Foreign                         4,423               29,140
                             -----------          -----------
                                   4,423               29,140
Deferred:
   Domestic:
     Federal                  (1,314,314)           1,612,268
     State and local            (187,760)             230,323
   Foreign                          --                 43,000
                             -----------          -----------
                              (1,502,074)           1,885,591
                             -----------          -----------
                             $(1,497,651)         $ 1,914,731
                             ===========          ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Where the Company has determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance has been established. The valuation allowance pertains to the deferred tax assets resulting from the net operating loss carryforwards of the Company's foreign subsidiaries. The net operating losses of the Company's domestic subsidiaries may be carried forward for a period of twenty years, and the net operating losses of the foreign subsidiaries may be carried forward indefinitely.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



J.  INCOME TAXES - CONTINUED

Significant components of the Company's deferred income taxes at December 31, 2001 and 2000 are as follows:


                                                    2001              2000
                                                 -------------     -------------
Deferred tax assets:
   Operating accruals                            $    601,151      $  1,444,814
   Net operating loss carryforwards                 9,903,387         6,540,731
   Valuation allowance                             (7,128,393)       (5,872,527)
                                                 ------------      ------------
                                                    3,376,145         2,113,018

Deferred tax liabilities:
   Inventories                                     (2,036,095)       (2,084,637)
   Property, plant, and equipment                  (1,857,110)       (2,063,364)
                                                 ------------      ------------
                                                   (3,893,205)       (4,148,001)
                                                 ------------      ------------
Net deferred tax liability                       $   (517,060)     $ (2,034,983)
                                                 ============      ============

A reconciliation of income taxes computed at the statutory rate to the effective rate follows:


                                                                       December 31,    December 31,
                                                                          2001             2000
                                                                     --------------    ------------
Income taxes at the United States statutory rate                       (35.0)%           (35.0)%
State income taxes, net of federal benefit                              (2.3)              2.1
Effective tax rate differential of earnings outside the U.S.            18.3              21.8
Cumulative effect of deferred income taxes on date of conversion
   to C corporation                                                      --               14.7
S corporation income not subject to U.S. income tax                      --               13.3
Other - net                                                              1.2               0.2
                                                                      -------            -----
                                                                       (17.8)%            17.1%
                                                                      =======            =====

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



K.  SEGMENT INFORMATION

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 90.5%, 87.9%, and 84.7% of net sales for 2001, 2000, and 1999, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



K.  SEGMENT INFORMATION - CONTINUED


                                                  Year ended December 31
                                               2001         2000         1999
                                            ---------    ---------    ---------
                                                      (in thousands)
Net sales:
   Conveyor equipment                       $ 174,413    $ 147,816    $ 181,329
   Manufactured housing products               17,198       18,145       30,312
   Other                                        1,100        2,217        2,356
                                            ---------    ---------    ---------
Total net sales                             $ 192,711    $ 168,178    $ 213,997
                                            =========    =========    =========

Depreciation and amortization:
   Conveyor equipment                       $   2,713    $   2,914    $   3,368
   Manufactured housing products                  118          106          121
   Other                                            5            7           10
   Corporate amortization                          48           50           51
                                            ---------    ---------    ---------
Total depreciation and amortization         $   2,884    $   3,077    $   3,550
                                            =========    =========    =========

Segment operating income (loss):
   Conveyor equipment                       $   9,702    $   6,134    $   7,738
   Manufactured housing products                  291         (229)         171
   Other                                         (147)         184          119
                                            ---------    ---------    ---------
Segment operating income                        9,846        6,089        8,028
   Restructuring charge                          --            481        1,106
   Management fee                                 557          351          467
   Amortization expense                           634          610          619
   Corporate expense                              957        1,055          520
                                            ---------    ---------    ---------
Total operating income                          7,698        3,592        5,316
   Interest expense                            15,787       15,826       15,225
   Interest income                               (639)      (1,032)        (914)
   Miscellaneous, net                             963           (2)        (267)
                                            ---------    ---------    ---------
Income (loss) before income taxes           $  (8,413)   $ (11,200)   $  (8,728)
                                            =========    =========    =========

Segment assets:
   Conveyor equipment                       $  80,939    $  85,483    $  95,949
   Manufactured housing products                5,374        4,180        4,891
   Other                                          572          837          873
                                            ---------    ---------    ---------
Total segment assets                           86,885       90,500      101,713
   Corporate assets                            23,055       19,636       21,190
                                            ---------    ---------    ---------
Total assets                                $ 109,940    $ 110,136    $ 122,903
                                            =========    =========    =========

Capital expenditures:
   Conveyor equipment                       $     898    $   1,460    $   3,951
   Manufactured housing products                   56           35           56
   Other                                            4         --             23
                                            ---------    ---------    ---------
Total capital expenditures                  $     958    $   1,495    $   4,030
                                            =========    =========    =========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



K.  SEGMENT INFORMATION - CONTINUED

GEOGRAPHIC AREA DATA


                                                Year ended December 31
                                           2001           2000            1999
                                        ---------      ---------      ----------
                                                    (in thousands)
Net sales:
   United States                        $ 142,276      $ 127,815      $ 149,000
   Australia                               18,037         18,192         39,223
   United Kingdom                          27,417         18,815         21,105
   Other countries                          5,005          3,626          4,994
   Eliminations - transfers                   (24)          (270)          (325)
                                        ---------      ---------      ---------
Total net sales                         $ 192,711      $ 168,178      $ 213,997
                                        =========      =========      =========

Operating income (loss):
   United States                        $  11,518      $   9,607      $  13,670
   Australia                               (4,090)        (2,367)        (6,407)
   United Kingdom                             635         (3,003)        (1,542)
   Other countries                           (403)          (692)          (432)
   Eliminations                                38             47             27
                                        ---------      ---------      ---------
Total operating income                  $   7,698      $   3,592      $   5,316
                                        =========      =========      =========

Long lived assets:
   United States                        $   7,764      $   8,005      $   8,224
   Australia                                2,757          3,599          4,882
   United Kingdom                           2,376          2,657          3,165
   Other countries                            197            326            431
                                        ---------      ---------      ---------
Total long lived assets                 $  13,094      $  14,587      $  16,702
                                        =========      =========      =========


Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

In 2001 and 2000, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. In 1999, sales to the Company's largest customer were approximately $24.5 million, or 11.4%, of the Company's total net sales. Sales to this customer are reported in the net sales for the Conveyor Equipment business segment.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



L.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

Summarized consolidating balance sheets for 2001 and 2000 and consolidating statements of operations and cash flow statements for 2001, 2000, and 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2001:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents     $  12,548      $   1,518        $     606     $    --         $  14,672
   Accounts receivable, net           --           23,107            8,949            (5)         32,051
   Inventories                        --           23,816            2,756          --            26,572
   Other current assets                 33          1,991               64          (342)          1,746
                                 ---------      ---------        ---------     ---------       ---------
Total current assets                12,581         50,432           12,375          (347)         75,041
Property, plant, and
   equipment, net                     --            9,433            3,661          --            13,094
Goodwill, net                         --           16,232              568          --            16,800
Investment in subsidiaries          60,009         17,132             --         (77,141)           --
Deferred financing costs             2,729           --               --            --             2,729
Deferred income taxes                7,710           --                254        (6,077)          1,887
Other assets                            35          2,466               55        (2,167)            389
                                 ---------      ---------        ---------     ---------       ---------
Total assets                     $  83,064      $  95,695        $  16,913     $ (85,732)      $ 109,940
                                 =========      =========        =========     =========       =========
Current liabilities:
   Notes payable                 $    --        $  15,948        $     898     $    (540)      $  16,306
   Trade accounts payable              227         14,081            4,630           (42)         18,896
   Accrued compensation and
     employee benefits                --            4,201              935          --             5,136
   Accrued interest                  3,300           --               --            --             3,300
   Deferred income taxes               374          2,030             --            --             2,404
   Other accrued liabilities           658          9,591            5,802        (6,865)          9,186
   Current maturities of
     long-term obligations            --            1,284               15          --             1,299
                                 ---------      ---------        ---------     ---------       ---------
Total current liabilities            4,559         47,135           12,280        (7,447)         56,527
Senior Notes                       120,000           --               --            --           120,000
Other long-term obligations           --            2,240            1,107        (1,089)          2,258
Stockholder's equity               (41,495)        46,320            3,526       (77,196)        (68,845)
(deficit)                        ---------      ---------        ---------     ---------       ---------
Total liabilities and
   stockholder's equity          $  83,064      $  95,695        $  16,913     $ (85,732)      $ 109,940
   (deficit)                     =========      =========        =========     =========       =========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



L.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2000:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              ----------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents     $  16,257     $     565       $     120       $    --         $  16,942
   Accounts receivable, net           --          23,981           4,534             (47)         28,468
   Inventories                        --          23,971           4,105            --            28,076
   Other current assets                 15         1,509              77            (969)            632
                                 ---------     ---------       ---------       ---------       ---------
Total current assets                16,272        50,026           8,836          (1,016)         74,118
Property, plant, and
   equipment, net                     --          10,218           4,369            --            14,587
Goodwill, net                         --          17,193             730            --            17,923
Investment in subsidiaries          60,009        17,399            --           (77,408)           --
Deferred financing costs             3,249          --              --              --             3,249
Other assets                         1,424         1,951             358          (3,474)            259
                                 ---------     ---------       ---------       ---------       ---------
Total assets                     $  80,954     $  96,787       $  14,293       $ (81,898)      $ 110,136
                                 =========     =========       =========       =========       =========
Current liabilities:
   Notes payable                 $    --       $  13,831       $   3,270       $  (1,470)      $  15,631
   Trade accounts payable              385        11,777           5,646            (345)         17,463
   Accrued compensation and
     employee benefits                --           3,954             563            --             4,517
   Accrued interest                  3,300          --              --              --             3,300
   Deferred income taxes              --           1,594            --              --             1,594
   Other accrued liabilities           171         2,666           1,687            (993)          3,531
   Current maturities of
     long-term obligations            --           1,883              49            --             1,932
                                 ---------     ---------       ---------       ---------       ---------
Total current liabilities            3,856        35,705          11,215          (2,808)         47,968
Deferred income taxes                 --           2,052            --            (1,611)            441
Senior Notes                       120,000          --              --              --           120,000
Other long-term obligations           --           2,747              43            --             2,790
Stockholder's equity               (42,902)       56,283           3,035         (77,479)        (61,063)
(deficit)                        ---------     ---------       ---------       ---------       ---------
Total liabilities and
   stockholder's equity          $  80,954     $  96,787       $  14,293       $ (81,898)      $ 110,136
   (deficit)                     =========     =========       =========       =========       =========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



L.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                   Combined       Combined
                                                   Guarantor    Non-Guarantor
                                     The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                   ------------------------------------------------------------------------
Year ended December 31, 2001:
Net sales                           $    --        $ 160,308    $  32,422       $     (19)      $ 192,711
Cost of products sold                    --          134,362       28,581             (19)        162,924
                                    ---------      ---------    ---------       ---------       ---------
Gross profit                             --           25,946        3,841            --            29,787
Total operating expenses                1,005         17,512        3,572            --            22,089
                                    ---------      ---------    ---------       ---------       ---------
Operating income (loss)                (1,005)         8,434          269            --             7,698
Interest expense                       13,766          1,794          227            --            15,787
Interest income                          (639)          --           --              --              (639)
Miscellaneous, net                        688            382         (107)           --               963
                                    ---------      ---------    ---------       ---------       ---------
Income (loss) before income taxes     (14,820)         6,258          149            --            (8,413)
Income tax expense (benefit)           (5,925)         4,424            4            --            (1,497)
                                    ---------      ---------    ---------       ---------       ---------
Net income (loss)                   $  (8,895)     $   1,834    $     145       $    --         $  (6,916)
                                    =========      =========    =========       =========       =========



                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                       ------------------------------------------------------------------------
Year ended December 31, 2000:
Net sales                               $    --       $ 145,738      $  22,441      $      (1)      $ 168,178
Cost of products sold                        --         119,342         22,311             (1)        141,652
                                        ---------     ---------      ---------      ---------       ---------
Gross profit                                 --          26,396            130           --            26,526
Total operating expenses                    1,105        18,051          3,778           --            22,934
                                        ---------     ---------      ---------      ---------       ---------
Operating income (loss)                    (1,105)        8,345         (3,648)          --             3,592
Interest expense                           13,768         1,833            225           --            15,826
Interest income                            (1,032)         --             --             --            (1,032)
Miscellaneous, net                           --              12            (14)          --                (2)
                                        ---------     ---------      ---------      ---------       ---------
Income (loss) before income taxes         (13,841)        6,500         (3,859)          --           (11,200)
Income tax expense (benefit)               (1,333)        3,247           --             --             1,914
                                        ---------     ---------      ---------      ---------       ---------
Net income (loss)                       $ (12,508)    $   3,253      $  (3,859)     $    --         $ (13,114)
                                        =========     =========      =========      =========       =========



                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                        The Company  Subsidiaries   Subsidiaries   Eliminations    Total
                                      ------------------------------------------------------------------------
Year ended December 31, 1999:
Net sales                             $    --         $ 187,977     $  26,099       $     (79)   $ 213,997
Cost of products sold                      --           159,019        23,293             (79)     182,233
                                      ---------       ---------     ---------       ---------    ---------
Gross profit                               --            28,958         2,806            --         31,764
Total operating expenses                    571          21,123         4,754            --         26,448
                                      ---------       ---------     ---------       ---------    ---------
Operating income (loss)                    (571)          7,835        (1,948)           --          5,316
Interest expense                         13,772           1,268           185            --         15,225
Interest income                            (914)           --            --              --           (914)
Miscellaneous, net                         --               106          (373)           --           (267)
                                      ---------       ---------     ---------       ---------    ---------
Income (loss) before foreign income     (13,429)          6,461        (1,760)           --         (8,728)
   taxes
Foreign income taxes                       --              --            --              --           --
                                      ---------       ---------     ---------       ---------    ---------
Net income (loss)                     $ (13,429)      $   6,461     $  (1,760)      $    --      $  (8,728)
                                      =========       =========     =========       =========    =========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



L.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                           Combined       Combined
                                                           Guarantor      Non-Guarantor
                                           The Company   Subsidiaries    Subsidiaries   Eliminations      Total
                                          -----------------------------------------------------------------------
Year ended December 31, 2001:
Net cash  provided by (used in)
   operating activities                    $(13,932)      $ 11,975       $  2,226        $   (1)       $    268

Investing activities:
   Purchases of property, plant and
     equipment                                 --             (694)          (264)           --            (958)
   Proceeds from disposals of PP&E             --               69             44            --             113
   Acquisition of business                     --           (1,607)          --              --          (1,607)
                                           --------       --------       --------        --------      --------
Net cash used in investing activities          --           (2,232)          (220)           --          (2,452)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable               --            2,267         (1,220)           --           1,047
   Principal payments on long-term
     obligations                               --             (985)           (41)           --          (1,026)
   Distributions for interest on             10,223        (10,223)          --              --            --
     senior notes
   Intercompany loan activity                  --              174           (174)           --            --
                                           --------       --------       --------        --------      --------
Net cash provided by (used in)
   financing activities                      10,223         (8,767)        (1,435)           --              21
Exchange rate changes on cash                  --              (23)           (85)            1            (107)
                                           --------       --------       --------        --------      --------
Increase (decrease) in cash and cash
   equivalents                               (3,709)           953            486            --          (2,270)
Cash and cash equivalents at beginning
   of year                                   16,257            565            120            --          16,942
                                           --------       --------       --------        --------      --------
Cash and cash equivalents at end of
   year                                    $ 12,548       $  1,518       $    606        $   --        $ 14,672
                                           ========       ========       ========        ========      ========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



L.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2000:
Net cash  provided by (used in)
   operating activities                  $(13,272)     $  9,055      $ (2,229)      $    (12)       $ (6,458)

Investing activities:
   Purchases of property, plant and
     equipment                               --          (1,268)         (227)          --            (1,495)
   Proceeds from disposals of PP&E           --             103            19           --               122
                                         --------      --------      --------       --------        --------
Net cash used in investing activities        --          (1,165)         (208)          --            (1,373)

Financing activities:
   Net increase in borrowings on notes
     payable                                 --           7,241           137           --             7,378
   Proceeds from long-term obligations       --             776          --             --               776
   Principal payments on long-term
     obligations                             --          (1,526)         (109)          --            (1,635)
   Distributions for interest on           12,285       (12,285)         --             --              --
     senior notes
   Intercompany loan activity                --          (2,473)        2,473           --              --
                                         --------      --------      --------       --------        --------
Net cash provided by (used in)
   financing activities                    12,285        (8,267)        2,501           --             6,519
Exchange rate changes on cash                --             (13)          (45)            12             (46)
                                         --------      --------      --------       --------        --------
Increase (decrease) in cash and cash
   equivalents                               (987)         (390)           19           --            (1,358)
Cash and cash equivalents at beginning
   of year                                 17,244           955           101           --            18,300
                                         --------      --------      --------       --------        --------
Cash and cash equivalents at end of
   year                                  $ 16,257      $    565      $    120       $   --          $ 16,942
                                         ========      ========      ========       ========        ========

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



L.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 1999:
Net cash  provided by (used in)
   operating activities                  $(12,567)     $  2,657      $ (1,742)      $   (609)        $(12,261)

Investing activities:
   Purchases of property, plant and
     equipment                               --          (3,331)         (699)          --             (4,030)
   Proceeds from disposals of PP&E           --              51         1,040           --              1,091
    Investment in subsidiaries             (1,300)        1,300          --             --               --
                                         --------      --------      --------       --------         --------
Net cash provided by (used in)
   investing activities                    (1,300)       (1,980)          341           --             (2,939)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable             --           6,456          (762)           307            6,001
   Proceeds from long-term obligations       --           5,434            82           --              5,516
   Principal payments on long-term
     obligations                             --          (3,039)         (173)          --             (3,212)
   Distributions for income taxes            --          (1,306)         --             --             (1,306)
   Distributions for interest on           11,142       (11,142)         --             --               --
     senior notes
   Intercompany loan activity                --          (3,361)        3,011            350             --
                                         --------      --------      --------       --------         --------
Net cash provided by (used in)
   financing activities                    11,142        (6,958)        2,158            657            6,999
Exchange rate changes on cash                --             260           (62)           (48)             150
                                         --------      --------      --------       --------         --------
Increase (decrease) in cash and cash
   equivalents                             (2,725)       (6,021)          695           --             (8,051)
Cash and cash equivalents at beginning
   of year                                 19,969         6,976          (594)          --             26,351
                                         --------      --------      --------       --------         --------
Cash and cash equivalents at end of
   year                                  $ 17,244      $    955      $    101       $   --           $ 18,300
                                         ========      ========      ========       ========         ========


M.  COMMITMENTS AND CONTINGENCIES

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

At December 31, 2001, approximately 38% of the Company's employees are covered by a collective bargaining agreement; approximately 30% of the Company's employees are covered by a collective bargaining agreement which expires in 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of December 31, 2001:


Name                          Age    Position with the Company

C. Edward Bryant, Jr.         67     President and Chief Executive Officer
James L. Smothers             45     Vice President
Jimmy L. Dickinson            59     Vice President and Chief Financial Officer
Jerry R. McGaha               63     Senior Vice President of Sales and Engineering
Joseph L. Mandia              60     Vice Chairman and Director
Edward F. Crawford            62     Director
Donald F. Hastings            73     Director
C. Wesley McDonald            61     Director
Robert J. Tomsich             71     Director
John R. Tomsich               35     Director
Milton Ward                   69     Director
James W. Wert                 55     Director


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

Mr. Smothers has served as Vice President of the Company since October 2001 and has also served as Vice President of Continental Conveyor & Equipment Company since August 1999 and Executive Vice President since October 2001. In addition to the foregoing, Mr. Smothers served as Director of International Sales and Manager of Systems Engineering of Continental Conveyor & Equipment Company from 1992 through 1999 and Managing Director of CCE Pty. Ltd. in 1999.

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

Mr. Ward has served as a Director of the Company since February 2001. As a global senior executive, Mr. Ward has been actively involved in the mineral industry. Most recently he served as the Chairman, President and CEO of Cyprus AMAX Minerals Company. Prior to joining Cyprus, he was the President, Director and Chief Operating Officer of Freeport McMoran, and earlier held officer and managerial positions with other mining companies. Mr. Ward now serves as the President and CEO of Ward Resources Inc. and is pursuing mineral investments and international consulting to senior mine management. He is an advisory director of the industrial minerals internet trading company, IMINEX Inc., a member of the National Academy and the Chairman of its Committee on Technologies of the Mining Industry.

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


                                                                                     OTHER ANNUAL
NAME AND PRINCIPAL POSITION                   YEAR       SALARY        BONUS       COMPENSATION (1)
Joseph L. Mandia, Vice Chairman               2001      $211,550     $  37,300          $  13,183
                                              2000       211,550        35,150                 --

C. Edward Bryant, Jr.,                        2001       239,208        67,122              8,519
   President and Chief                        2000       230,004        91,205             16,434
   Executive Officer                          1999       230,004        94,817             15,495

Jerry R. McGaha,                              2001       130,440        22,197             15,518
   Senior Vice President of                   2000       128,520        31,459             11,742
      Sales and Engineering                   1999       126,660        32,217             14,483

Jimmy L. Dickinson                            2001       142,410        48,869             13,990
   Vice President and Chief                   2000       139,260        61,285             13,779
   Financial Officer                          1999       138,243        64,340             11,243

James Smothers, Vice President                2001       127,600        18,706              8,208


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2002:


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

MANAGEMENT AGREEMENT

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2001 under the Management Agreement was $556,933. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Documents Filed as Part of this Report:

               1.   Consolidated Financial Statements.

                    The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 25, 2002, are included in Item 8.

                    Report of Independent Auditors.

                    Consolidated Balance Sheets at December 31, 2001 and 2000.

                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001.

                    Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2001.

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

                    Notes to Consolidated Financial Statements.

               2.   Financial Statement Schedules

                    No consolidated financial statement schedules are presented because the schedules are not required, the information is not present, or not present in amounts sufficient to require submission of the schedules or the required information is included in the Consolidated Financial Statements.

               3.   Exhibits Required to be Filed by Item 601 of Regulation S-K.

                    The information required by this paragraph is contained in the Index of Exhibits to this report.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.


                                        CONTINENTAL GLOBAL GROUP, INC.


                                        By:  /s/ C. Edward Bryant, Jr.
                                           --------------------------
                                           Name: C. Edward Bryant, Jr.
                                           Title: President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                                            Title                         Date
/s/ C. Edward Bryant, Jr.                     President and Chief Executive Officer                March 28, 2002
-----------------------------------------     (Principal Executive Officer)
C. Edward Bryant, Jr.

/s/ James L. Smothers                         Vice President                                       March 28, 2002
-----------------------------------------
James L. Smothers

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           March 28, 2002
-----------------------------------------     (Principal Financial Officer and Principal
Jimmy L. Dickinson                               Accounting Officer)

/s/ Joseph L. Mandia                          Vice Chairman and Director                           March 28, 2002
-----------------------------------------
Joseph L. Mandia

/s/ Edward F. Crawford                        Director                                             March 28, 2002
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             March 28, 2002
-----------------------------------------
Donald F. Hastings

/s/ C. Wesley McDonald                        Director                                             March 28, 2002
-----------------------------------------
C. Wesley McDonald

/s/ John R. Tomsich                           Director                                             March 28, 2002
-----------------------------------------
John R. Tomsich

/s/ Robert J. Tomsich                         Director                                             March 28, 2002
-----------------------------------------
Robert J. Tomsich

/s/ Milton Ward                               Director                                             March 28, 2002
-----------------------------------------
Milton Ward

/s/ James W. Wert                             Director                                             March 28, 2002
-----------------------------------------
James W. Wert

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

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits


   Exhibit
   Number     Description of Exhibit
   -------    ----------------------
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

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment Company, as currently      *
              in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently in effect.                *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as currently in effect.           *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.                                *

    4.1       Indenture, dated as of April 1, 1997, among Continental Global
              Group, Inc., Continental Conveyor & Equipment Company, Goodman                              *
              Conveyor Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).

    10.1
    (a)       Revolving Credit Facility, dated as of September 14, 1992, as amended by                    *
              Amendments I, II, and III, among Continental Conveyor & Equipment Company,
              Goodman Conveyor Company, and Bank One, Cleveland, NA.

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

    (g)       Letter of Amendment, dated as of March 25, 2002, to the Revolving Credit
              Facility, dated as of September 14, 1992, among Continental Conveyor &
              Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA.

    10.2      Management Agreement, dated as of April 1, 1997, between Continental Global                 *
              Group, Inc. and Nesco, Inc.

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