Form 10-K
period 2005-12-31
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2006-03-31
CIK 1039785, 1039786, 24008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to __________________

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

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [x] No [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 15, 2006, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 Item Number                                                                                                 Page
                                                                                                           Number
                                     PART I
      1        Business                                                                                         1
     1A        Risk Factors                                                                                     4
     1B        Unresolved Staff Comments                                                                        7
      2        Properties                                                                                       8
      3        Legal Proceedings                                                                                9
      4        Submission of Matters to a Vote of Security Holders                                              9
                                     PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                             9
      6        Selected Financial Data                                                                         10
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                               11
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      23
      8        Financial Statements and Supplementary Data                                                     24
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            59
     9A        Controls and Procedures                                                                         59
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              59
     11        Executive Compensation                                                                          61
     12        Security Ownership of Certain Beneficial Owners and Management                                  62
     13        Certain Relationships and Related Transactions                                                  62
     14        Principal Accountant Fees and Services                                                          64
                                     PART IV
     15        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                64
               Signatures                                                                                      65
               Index of Exhibits

                                    PART I

Item 1.  Business

General

Continental Global Group, Inc. (hereinafter referred to as the "Company"), through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company; and Continental MECO (Pty.) Ltd., a South African operating company.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 89%, 89%, and 87% of net sales for 2005, 2004, and 2003, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 11%, 11%, and 12% of net sales for 2005, 2004, and 2003, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry.

Approximately 72% or $216.9 million of the Company's 2005 net sales were generated in the United States, 15% or $45.6 million in Australia, 10% or $30.0 million in the United Kingdom, and 3% or $9.7 million in other countries.

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

For the years ended December 31, 2005, 2004 and 2003, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 25%, 23%, and 17% of the Company's total net sales for 2005, 2004 and 2003, respectively. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

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

Suppliers

The primary raw materials used by the Company to produce its products are steel and miscellaneous purchased parts such as bearings, electric motors and gear reducers. During 2005, due to the increase in production, the Company experienced some delays in the delivery of these materials and components which created some difficulties in meeting production and delivery obligations. The Company has addressed these issues and believes that it has adequate sources of supply for its raw materials and components. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available.

Backlog

Backlog at December 31, 2005 was $137.1 million, an increase of $91.5 million, or over 200%, from $45.6 million at December 31, 2004 and an increase of $23.2 million, or 20%, from $113.9 million at September 30, 2005. At December 31, 2005, backlog in the domestic operations of the Company's conveyor equipment segment was $92.4 million, an increase of $15.2 million from September 30, 2005, and backlog in the foreign operations of the Company's conveyor equipment segment was $44.7 million, an increase of $8.0 million from September 30, 2005. Management believes that approximately 90% of the backlog at December 31, 2005 will be shipped in 2006. As of February 28, 2006, backlog had increased to $144.4 million, an increase of $7.3 million, or 5%, from December 31, 2005.

Employees

As of December 31, 2005, the Company had approximately 1,350 employees, approximately 890 of whom were located in the United States. Approximately 200 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a three year collective bargaining agreement that expires in May 2007. Approximately 90 production employees at the Company's Australian subsidiary are covered by collective bargaining agreements that expire in May and June of 2006. Approximately 120 of the production employees at the Company's United Kingdom subsidiary are covered by an annual collective bargaining agreement that expires in December 2006. Approximately 80 of the production employees at the Company's South African subsidiary are covered by an annual collective bargaining agreement that expires in June 2006. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

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

Item 1A.  Risk Factors

The Company's business can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this Report on Form 10-K. If any of the following risks actually occur, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

Adverse developments in the coal mining industry could have a material adverse impact on our business and results of operations.

Approximately 58% of our net sales in 2005 related to the manufacture and sale of conveyor systems and components to companies engaged principally in underground and surface mining of coal in the United States, Australia, South Africa, China and various other locations worldwide. Accordingly, our results of operations and financial condition may be materially affected by adverse regional or worldwide developments in the coal mining industry, including the risks and hazards inherent to the coal mining industry. Such factors include:

    o    the price of coal;
    o    mechanical equipment performance;
    o    ease or difficulty of mining reserves;
    o    labor grievances, strikes and other labor disputes;
    o    severe weather;
    o effects of compliance with environmental, occupational safety and other applicable regulations; and
    o    operational and geological factors related to available mine reserves.

Labor stoppages, in particular, can have a particularly significant and broad-based effect upon the coal industry.

In addition, a significant portion of worldwide coal production is utilized by electric utilities, and the demand for coal is highly dependent upon the demand for electricity, which in turn depends to a large extent upon the level of economic activity. The demand by electric utilities for coal also is related to the availability and cost in any given location of alternative sources of energy, such as natural gas, oil or nuclear power. Adverse developments relating to the demand by electric utilities or the coal mining industry generally could have an adverse impact on our business and results of operations.

Our business experiences substantial fluctuations between periods and such fluctuations may adversely affect our business and results of operations in particular periods.

Our net sales and operating results often fluctuate significantly from period to period. Because we generally recognize net sales upon shipment of product, the timing of a small number of contracts in any particular quarter or year may adversely affect operating results. In addition, net sales and gross profit may fluctuate due to the size of the contracts and the requirements of each contract. As a result of these and other factors, we could experience significant fluctuations in net sales and operating results in future periods, which could adversely impact business.

A significant reduction in the price of coal could adversely affect our customers' willingness to consummate capital expenditures and purchase our products, which would adversely affect results of operations.

Recently, coal prices have increased and we expect such prices to maintain their current levels in 2006. To the extent that coal prices are increasing, our customers generally are more likely to consummate capital expenditures, expand their operations and/or purchase our products or services. Should coal prices decrease or change suddenly, our customers may cancel their outstanding orders or delay capital expenditures or other purchases, which would adversely affect results of operations.

The loss of business of any of our top five customers could have an adverse impact on our business.

In 2005, net sales to our top five customers represented approximately 25% of total net sales for the year. The loss of business from any of these customers, or a significant decrease or interruption in the business from such customers, could have a material adverse impact on our business.

Our level of international operations subjects us to a number of risks, including foreign currency fluctuations, political and economic instability and regulatory and trade restrictions, which could have an adverse impact upon our results of operations.

During 2005, $85.3 million, or 28%, of our net sales and $3.4 million, or 9%, of our operating income were generated outside of the United States. We conduct our international businesses in local currencies and other regional currencies, so foreign sales and earnings vary with currency exchange fluctuations. In addition, international manufacturing and sales are subject to other risks including:

    o    political and economic instability in a particular country or region;

    o    labor unrest;

    o restrictions on transfer of funds; regulation, import and export duties and quotas;

    o    domestic and foreign customs and tariffs;

    o    difficulty in obtaining distribution and support;

    o    difficulty in staffing and managing widespread operations;

    o restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

    o    requirements relating to payments by subsidiaries; and

    o    adverse tax consequences.

Significant changes in currency exchange rates or these other factors could have an adverse impact upon our results of operations.

The loss of management personnel or management services could have an adverse impact upon our business.

Our success depends in large part upon our management personnel and that of our operating subsidiaries. The loss of services of some of these employees could have a material adverse effect upon us or a particular operating subsidiary. In addition, we have entered into a management agreement with Nesco, Inc. to perform various management oversight services. The loss of such support also could have a material adverse effect on our ability to operate our business.

As a controlled company, we are subject to the oversight of our sole shareholder and the board members that the shareholder appoints, and the interests of the sole shareholder may differ from the interests of bondholders.

We are a wholly-owned subsidiary of N.E.S. Investment Co. and N.E.S. Investment Co. controls the election of our directors. Through its interest in the company, N.E.S. Investment Co. has the right to approve many of our significant company actions, such as entering into material affiliate contracts or agreements, acquiring assets outside the ordinary course of business, merging or consolidating with another person, selling any material assets other than inventory sold in the ordinary course of business, making certain advances or loans, making any material capital expenditures, or effecting a liquidation or dissolution.

Our backlog may not be necessarily indicative of the level of our future revenues.

In this Report on Form 10-K, we have described our backlog and management's expectations regarding the fulfillment of that backlog. Although we believe backlog is an indicator of future revenues, the reported backlog may not be converted into sales in any particular period and actual sales from such contracts may not equal backlog estimates. Therefore, our backlog may not be necessarily indicative of the level of our future revenues.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our results of operations.

Disputes under our existing collective bargaining agreements or the inability to negotiate favorable extensions to such agreements could result in strikes, work stoppages or other slowdowns. Although our relations with our employees have generally been good, we cannot assure that our relations with employees will remain positive or that union organizers will not be successful in future attempts to organize the workforce at other facilities. Any adverse events could cause a significant disruption in our business operations and higher labor costs, either of which could adversely affect our results of operations.

We compete in a highly competitive and concentrated industry, and this competition or industry consolidation may adversely impact our financial results.

We face aggressive competition by a concentrated group of competitors in all geographic markets and each industry sector in which we operate. Some of these companies have greater resources than we have. In addition, at times, Continental Conveyor and Goodman, which have separate management and operate independently, compete with each other. The effect of this competition could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on products and otherwise affect financial results. In addition, because of the concentrated nature of competitors and customers, we face a heightened risk that further consolidation in the industry among or between competitors and customers could adversely impact our financial results.

The raw material used to produce our products, steel, is subject to price fluctuations that could increase costs of production and adversely affect profitability.

The most significant material used to produce our products, steel, is sourced on a global or regional basis and the prices of that material are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, alternative products and other unforeseen circumstances. If we are unable to pass on material price increases to our customers, future profitability may be materially adversely affected.

Because a substantial portion of our sales are on a purchase order basis, or based on arrangements that can be canceled at any time, and because we rely on estimated forecasts of customers' needs, inaccurate forecasts could adversely affect our business.

A substantial portion of our sales are on a purchase order basis rather than long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from customers, to determine how much material to purchase and product to manufacture. Because sales are generally based on purchase orders, customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. In addition, although we have preferred supplier arrangements with several of the world's largest coal and mineral mining companies, these arrangements are not governed by long-term contracts and may be terminated at any time by either party. For these reasons, we cannot provide assurance as to the quantities or timing required by our customers for our products. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay or other modification in customers' orders could significantly reduce revenue, cause operating results to fluctuate from period to period and make it more difficult to predict revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on business and may purchase too much inventory and spend more capital than expected.

We may be liable for product liability claims that exceed our insurance coverage.

The nature of our business subjects us to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We maintain reserves and liability insurance coverage at commercially reasonable levels compared to similarly-sized companies within the industry and based upon past experience, but we cannot assure that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations and reputation.

Item 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2.  Properties

The Company conducts its operations through the following primary facilities:

                                            Approximate                                         Owned/
Location                                  Square Footage          Principal Function            Leased

United States:
   Winfield, Alabama                             220,000     Headquarters, manufacturing        Owned
   Belton, South Carolina                        191,000     Administration, manufacturing      Owned
   Salyersville, Kentucky                        111,000     Manufacturing                      Owned
   Pueblo, Colorado                               75,600     Manufacturing, warehouse           Owned
   Eatonton, Georgia                              22,000     Manufacturing, warehouse           Owned
   Phil Campbell, Alabama                         47,000     Administration, manufacturing      Owned

Australia:
   Somersby, New South Wales                      49,655     Administration, engineering,       Owned
                                                               sales, and manufacturing
   Mackay, Queensland                             21,086     Manufacturing, and installation    Leased(1)
                                                               support
                                                  31,151     Manufacturing, and installation    Leased (2)
                                                               support
   Minto,  New South Wales                        23,024     Manufacturing                      Owned

England
   Gateshead, UK                                 186,000     Administration, engineering,       Leased(3)
                                                               sales, and manufacturing

South Africa
   Alrode, South Africa                           55,854     Administration, engineering,       Leased(4)
                                                               sales, and manufacturing

   -----------

(1) Lease expires in December 2013.
(2) Leased on a month to month lease.
(3) Expires in August 2008. The Company has an option to purchase at market value at the end of the lease term.
(4) Expires in May 2007. The Company has an option to renew the lease for an additional two years at the expiration of the current lease period.

In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Company's Revolving Credit Facility. In addition, the Company's owned facilities in Australia are subject to mortgage securing payment of indebtedness under the Australian Revolving Credit Facility. See Note E, "Financing Arrangements," to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

There are pending or threatened against the Company or its subsidiaries various claims and lawsuits, all arising from the ordinary course of business with respect to commercial and products liability matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on its financial condition. Legal costs are generally expensed when incurred.

At December 31, 2005 and 2004, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

In August and September 2003, Continental Conveyor & Equipment Company was served as one of fifty-eight known and unknown defendants in nineteen separate actions pending in various state courts in the State of Alabama alleging various contract, tort and warranty claims. All claims in such actions arose out of alleged injuries and deaths occurring at the Jim Walters Resources No. 5 Mine which occurred on September 23, 2001. A settlement of these actions has been agreed to by the parties involved, pending approval by the courts. The proposed settlement does not materially impact the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2005.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2005, the Company had one stockholder. The Company paid no dividends in 2005 or 2004. See Note E, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

Item 6.  Selected Financial Data

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2005. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                               2005        2004        2003         2002        2001
                                           --------------------------------------------------------------
                                                          (Data in 000's, except ratios)
Income Statement Data:
Net sales                                    $ 302,246   $ 235,719   $ 194,341    $ 184,976    $192,711
Gross profit                                    66,372      39,949      26,676       29,774      30,155
Operating income                                36,115      13,104       3,475        6,645       7,698
Interest expense, net                            4,809       6,909      15,265       15,220      15,148
Income (loss) before cumulative effect of
   change in accounting principle               22,891       3,860     (12,633)      (8,692)     (6,916)
Net income (loss) (1)                           22,891       3,860     (12,633)     (12,542)     (6,916)

Other Data:
Depreciation and amortization                    2,042       2,297       2,221        2,283       2,884
Cash flows from operating activities            13,756       1,876      (5,394)      (1,560)        268
Cash flows from investing activities            (3,547)       (687)       (688)      (1,227)     (2,452)
Cash flows from financing activities           (10,547)     (1,159)      1,249       (6,283)         21
Adjusted EBITDA (2)                             36,912      12,940       4,857        8,814       9,619
Ratio of earnings to fixed charges (3)            6.18        1.91           -            -           -

Balance Sheet Data:
Cash and cash equivalents                          543         887         851        5,635      14,672
Total assets                                   124,206     100,227      87,763       89,667     108,772
Senior Notes in default                              -           -     120,000            -           -
Long-term debt, including current portion      117,015     122,057       2,916      122,887     123,557
Stockholder's equity (deficit)                 (68,246)    (90,186)    (94,275)     (82,721)    (68,845)

(1)   In 2002, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets," and as a result no longer amortizes goodwill. Net loss in 2002 includes a non-cash goodwill impairment write-down recorded as a cumulative effect of change in accounting principle of $3,850. Net loss for 2001 includes goodwill amortization expense, net of tax, of $431.

(2) Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, unusual and non-recurring gains or losses, and accounting changes. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that Adjusted EBITDA is customarily used as an indication of a company's ability to incur and service debt. Adjusted EBITDA is calculated as follows for the years ending December 31:

                                         2005        2004         2003         2002        2001
                                      ----------- ------------ ------------ ----------- ------------
Net income (loss)                       $ 22,891    $  3,860    $ (12,633)   $ (12,542)  $ (6,916)
Interest expense, net                      4,809       6,909       15,265       15,220     15,148
Income tax expense (benefit)               7,170       3,266            4            3     (1,497)
Depreciation expense                       2,016       2,271        2,195        2,166      2,250
Amortization expense                          26          26           26          117        634
Gain on debt restructuring                     -      (3,392)           -            -          -
Accounting change                              -           -            -        3,850          -
                                      ----------- ------------ ------------ ----------- ------------
Adjusted EBITDA                         $ 36,912    $ 12,940    $   4,857    $   8,814   $  9,619
                                      =========== ============ ============ =========== ============

(3) Earnings consist of income before income taxes and accounting change plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2003, 2002, and 2001 by $12,629, $8,689, and
      $8,413, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2005, 2004, and 2003.

                                            Year ended December 31
                               ------------------------------------------------
                                     2005              2004             2003

Net sales                           100.0%           100.0%            100.0%
Cost of products sold                78.0             83.1              86.3
Gross profit                         22.0             16.9              13.7
SG&A expenses                         9.3             10.9              11.7
Management fee                        0.7              0.3               0.2
Restructuring charges                 0.1              0.1               -
Operating income                     11.9              5.6               1.8

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales
Net sales increased $66.5 million, or 28%, from $235.7 million in 2004 to $302.2 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $68.2 million due to increased sales volumes and increased sales prices in all business areas of the conveyor equipment segment. The increase in sales volume was due primarily to improved market conditions in the coal industry, which created higher demand for coal and resulted in increased capital spending by the Company's major customers in the coal industry. The increase in sales prices in 2005 resulted from significant steel price increases from the Company's vendors which began in March 2004 and continued through the end of 2004. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $9.1 million, net of a $1.4 million increase due to changes in foreign currency translation rates. When adjusted for variations in foreign exchange rates, net sales in the foreign operations decreased $10.5 million due to decreases in the Company's Australian and United Kingdom subsidiaries of $6.1 million each, offset by an increase in the Company's South African subsidiary of $1.7 million. The decrease in Australia resulted from significant shipments on a major contract in the second quarter of 2004 which did not reoccur in 2005. The decrease in the United Kingdom resulted from decreased sales of engineered systems contracts, primarily to the tunneling industry. The increase in South Africa was due to improved market conditions in the coal industry in South Africa. Net sales in the Company's manufactured housing segment increased $7.4 million, or 28%, primarily due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based on the Manufactured Housing Institute's economic report for December, 2005, production of manufactured homes for the twelve months ended December 31, 2005 increased 12.3% from the same period in 2004. In the Gulf region, which is the Company's primary market area, production of manufactured homes in 2005 increased approximately 19% over 2004 due to FEMA and other hurricane related demand.

Gross Profit
Gross profit increased $26.4 million, or 66%, from $39.9 million in 2004 to $66.3 million in 2005. This increase in gross profit resulted from a $14.2 million increase due to increased sales volume combined with a $12.2 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $23.5 million. This increase was primarily due to increased sales volume which contributed to a more efficient utilization of overhead expense and improved gross profit margins. Gross profit in the foreign operations of the conveyor equipment segment increased $1.7 million. Changes in foreign currency translation rates caused $0.2 million of this increase. Adjusted for variations in foreign exchange rates, gross profit in the Australian, United Kingdom and South African subsidiaries increased $0.2 million, $0.8 million and $0.5 million, respectively. The increase in Australia resulted from improved product mix with a larger percentage of sales of manufactured products which have a higher gross margin and a lower percentage of sales of purchased and resale items. The increase in the United Kingdom resulted from higher margins due to improved production methods and lower materials costs. In addition, there was also a change in the product mixture in the United Kingdom with decreased engineered systems sales in the tunneling industry (which have lower margins than sales of standard manufactured products) and increased sales to the mining industry which include higher sales volumes of the more profitable standard conveyor components. The increase in South Africa resulted from the increase in sales. Gross profit in the manufactured housing segment increased $1.2 million due to increased sales volume and increased selling prices.

Gross profit as a percentage of net sales increased from 16.9% in 2004 to 22.0% in 2005. This increase primarily resulted from the increased sales volume and improved utilization in the domestic conveyor equipment operations and the improved margins in the foreign operations of the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses increased $2.3 million, or 9%, from $25.8 million in 2004 to $28.1 million in 2005. As a percentage of net sales, SG&A expenses decreased from 10.9% in 2004 to 9.3% in 2005. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $1.5 million due to increased personnel costs and insurance expense. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $1.4 million, of which $0.2 million can be attributed to changes in foreign currency translation rates. The remaining $1.2 million increase resulted from increases of $0.7 million, $0.2 million, and $0.3 million at the Company's Australian, United Kingdom and South African subsidiaries, respectively. The increase in Australia was primarily due to higher engineering costs and increased insurance and professional expenses. The increase in the United Kingdom resulted from increased advertising and trade show expenses. The increase in South Africa was caused by increased selling expenses as a result of higher net sales. SG&A expenses at the Company's manufactured housing segment increased $0.1 million. Corporate SG&A expenses decreased $0.7 million primarily due to lower personnel expenses.

Operating Income
Operating income increased $23.0 million, or over 100%, from $13.1 million in 2004 to $36.1 million in 2005. This increased resulted from the $26.5 million increase in gross profit, partially offset by the $2.3 million increase in SG&A expenses and a $1.2 million increase in management fees. Management fees are based on the Company's Adjusted EBITDA and this increase is a direct result of the Company's increased profits.

Interest Expense, Net
Interest expense decreased $2.1 million, or 30%, from $6.9 million in 2004 to $4.8 million in 2005. This decrease primarily resulted from the reduction of interest on the Company's Senior Notes. Interest expense related to the 11% Senior Notes due 2007 decreased $3.0 million from $4.2 million in 2004 to $1.2 million in 2005. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the provisions of SFAS No. 15, all interest payments on the Company's newly issued Series A and Series B Notes due 2008 are recorded as a reduction of outstanding indebtedness rather than interest expense. During 2005 and 2004, the Company paid interest of $3.4 million and $3.2 million, respectively. Interest paid in 2005 and 2004 does not include payments of $6.1 million and $3.1 million, respectively, related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness. The decrease in interest expense on the Senior Notes was partially offset by a $0.8 million increase in interest expense on the Company's note payable to N.E.S. Investment Co. Refer to the Liquidity and Capital Resources section for further discussion of future interest payments.

Miscellaneous Expense (Income)
Miscellaneous expenses (income) increased $2.1 million, from income of $0.9 million in 2004 to expense of $1.2 million in 2005. The increase was primarily due to the fact that in 2004 the Company recorded a gain on debt restructuring, partially offset by significant debt restructuring expenses and these items did not recur in 2005.

Income Tax Expense
Income tax expense increased $3.9 million, from $3.3 million in 2004 to $7.2 million in 2005. The increase resulted from the increase in pre-tax income of the Company's domestic subsidiaries and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes. The Company's effective income tax rate is less than the statutory rate in 2005 primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income increased $19.1 million, from $3.8 million in 2004 to $22.9 million in 2005. This increase resulted from the $23.0 million increase in operating income, combined with the $2.1 million decrease in interest expense, and partially offset by the $2.1 million increase in miscellaneous expense (income) and the $3.9 million increase in income tax expense.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.1 million, $0.2 million, and $0.1 million in 2005, 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. Since 2002, the Company has incurred approximately $1.0 million in restructuring charges. As of December 31, 2005, the Company has paid approximately $0.7 million of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales
Net sales increased $41.4 million, or 21%, from $194.3 million in 2003 to $235.7 million in 2004. During 2004, the Company received significant steel price increases from its vendors requiring the Company to increase selling prices on its products in order to recover these increased costs. The Company passed these steel price increases along to its customers in the form of additional sales surcharges and sales price increases. These increased selling prices along with increased sales volume contributed to the improved sales results. Net sales in the domestic operations of the Company's conveyor equipment segment increased $24.9 million due to increased sales volume and increased selling prices in the mining equipment and conveyor components business areas. This increase in sales volume was due primarily to the improved market conditions in the coal industry creating higher demand for coal which resulted in increased capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $14.5 million.

Changes in foreign currency translation rates resulted in $10.2 million of this increase. Adjusted for variations in foreign currency translation rates, net sales in Australia increased $9.8 million due to improved market conditions in the coal industry and significant shipments on a major contract in the second quarter of 2004. Net sales in the United Kingdom decreased $6.7 million (after adjustments for foreign currency fluctuations) due to decreased sales of engineered systems contracts, primarily to the tunneling industry, offset partially by an increase in the more profitable standard manufactured products business. Net sales in South Africa increased $1.2 million, adjusted for foreign currency fluctuations, due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $2.1 million due to improved market conditions in the manufactured housing industry in the fourth quarter of 2004 combined with a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Net sales in the Company's other segment decreased $0.1 million.

Gross Profit
Gross profit increased $13.2 million, or 49%, from $26.7 million in 2003 to $39.9 million in 2004. This increase in gross profit is the result of a $7.0 million increase due to increased sales volume combined with a $6.2 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $7.8 million ($5.0 million due to increased volume and $2.8 million due to improved margins). This increase in gross profit resulted from a more favorable product mixture in the mining equipment business area and increased sales volume in the higher margin conveyor components business area. In addition, the increased sales volumes contributed to a more efficient utilization of overhead expenses which improved the gross profit margins. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $5.3 million, of which $1.3 million resulted from increases in foreign currency translation rates. The remaining increase was primarily attributable to increases in Australia and the United Kingdom of $1.5 million and $2.0 million, respectively. The increase in Australia was primarily attributable to improved profit margins due to the increased sales volume which resulted in more efficient utilization of overhead expenses. The increase in the United Kingdom primarily resulted from a more favorable mixture of the higher margin standard manufactured products business. In addition, during the third quarter of 2003, the estimated cost to complete two large conveyor systems contracts in the United Kingdom was increased, resulting in a decrease in gross profit in 2003 of $0.6 million. Gross profit in the Company's manufactured housing segment increased $0.2 million while gross profit in the Company's other segment decreased $0.1 million.

Gross profit as a percentage of net sales increased from 13.7% in 2003 to 16.9% in 2004. This increase primarily resulted from improved margins due to increased sales volume in the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses increased $3.0 million, or 13%, from $22.8 million in 2003 to $25.8 million in 2004. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $1.6 million primarily due to increased selling expenses which resulted from increased sales. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.7 million due to increases in foreign currency translation rates. SG&A expenses in the Company manufactured housing segment increased $0.2 million due to higher administrative expenses. Corporate SG&A expenses increased $0.5 million due to higher insurance and personnel costs.

Operating Income
Operating income increased $9.6 million, or more than 200%, from $3.5 million in 2003 to $13.1 million in 2004. This increase resulted from the $13.2 million increase in gross profit, offset by the $3.0 million increase in SG&A expenses, a $0.5 million increase in management fees, and a $0.1 million increase in restructuring charges.

Interest Expense, Net
Interest expense decreased $8.4 million, or 55%, from $15.3 million in 2003 to $6.9 million in 2004. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the provisions of SFAS No. 15, all interest payments on the Company's newly issued Series A and Series B Notes due 2008 are recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $9.0 million from $13.2 million in 2003 to $4.2 million in 2004. During 2004 and 2003, the Company paid interest of $3.2 million and $14.7 million, respectively. Interest paid in 2004 does not include payments of $3.1 million related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness.

Miscellaneous Expense (Income)
Miscellaneous expense (income) decreased $1.7 million, from expense of $0.8 million in 2003 to income of $0.9 million in 2004. Miscellaneous expense (income) in 2004 included debt restructuring expenses of $2.6 million and the gain on debt restructuring of $(3.4) million, which are both non-recurring items.

Income Tax Expense
The Company recorded income tax expense of $3.3 million in the fourth quarter of 2004 due to the increase in income and the loss of all domestic tax attributes due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes. The Company's effective income tax rate is less than the statutory rate in 2004 as the previously established valuation allowance was reduced, offsetting the net tax expense in those periods.

Net Income (Loss)
Net income (loss) increased $16.4 million, from a loss of $12.6 million in 2003 to income of $3.8 million in 2004. This increase resulted from the $9.6 million increase in operating income, combined with decreases in interest expense and miscellaneous expense (income) of $8.4 million and $1.7 million, respectively, and partially offset by an increase in income tax expense of $3.3 million.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $13.8 million, $1.9 million, and $(5.4) million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in operating cash flows from 2003 to 2005 is primarily the result of the increase in the Company's net income. Net cash provided by operations in 2005 resulted from the current year net income of $22.9 million combined with non-cash expenses of $3.9 million and offset by a net increase in operating assets of $13.0 million. The net increase in operating assets was primarily attributable to increases in accounts receivable, inventories, and accounts payable. The increase in accounts receivable resulted from higher net sales. The increase in inventories was due to higher production levels to support the Company's increased backlog. The increase in accounts payable occurred due to higher purchases related to the increased inventories. Net cash provided by operating activities in 2004 resulted from net income of $3.9 million combined with non-cash expenses of $6.6 million and offset by a net increase in operating assets of $8.6 million. The net increase in operating assets in 2004 was primarily caused by an increase in accounts receivable due to increased net sales. Net cash used in operating activities in 2003 resulted from the net loss of $12.6 million offset by significant non-cash expenses of $3.2 million and a net decrease in operating assets of $4.0 million.

Net cash used in investing activities was $3.5 million, $0.7 million, and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash used in investing activities represents net purchases of property, plant, and equipment for all years.

Net cash provided by (used in) financing activities was $(10.5) million, $(1.2) million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Net cash used in financing activities in 2005 resulted from a net decrease in borrowings on notes payable of $4.2 million, payments on Senior Notes of $6.1 million, principal payments on long-term obligations of $0.9 million, and payments of additional consideration to bondholders of $1.8 million, partially offset by proceeds from long-term obligations of $2.5 million. The net decrease in borrowings on notes payable resulted from a decrease in borrowings in the domestic subsidiaries of $6.1 million, partially offset by an increase in borrowings in the foreign subsidiaries of $1.9 million. Interest payments on the New Series A and Series B Notes of $6.1 million were recorded as a reduction in the outstanding debt balance. The payment of additional consideration to bondholders of $1.8 million was equivalent to $2.00 per every $120 in Old Notes tendered in the October 2004 debt restructuring. Proceeds from long-term obligations include $2 million in subordinated indebtedness to N.E.S. Investment Co. used to fund the payment of additional consideration to bondholders.

Net cash used in financing activities in 2004 resulted from payments on Senior Notes of $3.1 million, principal payments on long-term obligations of $1.3 million and payments of additional consideration to bondholders of $14.1 million, offset by a net increase in borrowings on notes payable of $2.9 million and proceeds from long-term obligations of $14.4 million. The payment of additional consideration to bondholders of $14.1 million was equivalent to $15.50 per every $120 in Old Notes tendered in the debt restructuring. Proceeds from long-term obligations primarily included a $10.0 million note payable to N.E.S. Investment Co. used to partially fund the additional consideration payment to bondholders and a $3.8 million increase in a term loan with Bank One. Borrowings on notes payable at the Company's domestic subsidiaries increased $4.1 million in 2004 while borrowings on notes payable at the Company's foreign subsidiaries decreased $1.2 million in 2004.

Net cash provided by financing activities in 2003 resulted from a net increase in borrowings on notes payable of $1.8 million offset by principal payments on long-term obligations of $0.6 million. Borrowings on notes payable at the Company's domestic subsidiaries increased $1.1 million and borrowings on notes payable at the Company's foreign subsidiaries increased $0.7 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company's capital expenditures in 2005 and 2004 were approximately $3.6 million and $0.7 million, respectively, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of December 31, 2005, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $7.2 million and $5.3 million, respectively.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters through September 30, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6.6 million semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default. Several times in 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

On July 22, 2004, the Company entered into a restructuring agreement with the Majority Holders of the Senior Notes pursuant to which the Company agreed to commence an offer to exchange new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement extended the forbearance agreement with the Majority Holders until the restructuring was consummated or the restructuring agreement was terminated.

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17.5 million, (ii) 9% Series A Senior Secured Notes due 2008 in the aggregate principal amount of $65 million, and (iii) 13% Series B Senior Secured Notes due 2008 in the aggregate principal amount of $10 million, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120 million and all interest accrued thereon. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007.

Several times through August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extended the Company's revolving credit facility with Bank One until July 31, 2006. The Credit Agreement was amended in March 2006 to extend the revolving credit facility until March 31, 2008.

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109.3 million or 91% of the $120 million of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued approximately $59.2 million of 9% New Series A Notes due 2008 and approximately $9.1 million of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14.1 million, or $15.50 for every $120 of Old Notes tendered. On October 3, 2005, the Company made an additional cash payment to the Series A and Series B bondholders of approximately $1.8 million, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of approximately $2.7 million on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of approximately $0.4 million on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Co. in the amount of $10 million and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Co. accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration paid by the Company on October 3, 2005 to the Series A and Series B bondholders was funded with an additional $2 million of subordinated indebtedness to N.E.S. Investment Co.

The debt exchange was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3.4 million, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the consolidated financial statements from being misleading. The Company accrued interest expense on the $120 million Old Notes during the first quarter of 2004. Beginning in the second quarter of 2004, under the provisions of SFAS No. 15, the Company accrued interest expense related to its Senior Notes only on the $10.7 million of Old Notes not tendered. All payments related to the New Series A and Series B Notes in 2004 and 2005 were recorded as a reduction in the balance of the Senior Notes. In future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. Associated with this debt exchange, the Company incurred in 2004 debt restructuring expenses of approximately $2.6 million and recorded a gain on debt restructuring of approximately $3.4 million, which are both included in miscellaneous expense (income) in the consolidated statement of operations.

The outstanding indebtedness has been classified as short and long-term liabilities as of December 31, 2005 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

  Balance at December 31, 2005 of Senior Notes, including
     current portion of $6,146,438                                $ 97,463,062
  Interest payments on Series A Notes, 2006-2008                   (15,980,737)
  Interest payments on Series B Notes, 2006-2008                    (2,458,575)
  Maturity of outstanding 11% Senior Notes due 2007                (10,730,000)
                                                               -----------------
  Maturity of Series A and Series B Notes due 2008                $ 68,293,750
                                                               =================

At December 31, 2005, the Company had cash and cash equivalents of approximately $0.5 million and approximately $19.4 million available for use under its domestic credit facility, representing approximately $19.9 million of liquidity. With the completion of the debt exchange in October 2004, the Company reduced its annual debt service requirements related to interest payments on its Senior debt by approximately $5.9 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, down from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service for interest related to these debt instruments in 2005 was approximately $0.3 million in cash and $1.0 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

The table below summarizes the Company's contractual payments under debt agreements, capital leases, operating leases, and material purchase obligations as of December 31, 2005:

                                                                  Payments due by period
                                              ---------------------------------------------------------------
                                                                Less than
(dollars in thousands)                            Total           1 year       1 - 3 years     3 - 5 years
                                              --------------- --------------- --------------- ---------------

Notes payable                                     $  12,485       $ 12,485        $       -        $     -
Senior Notes                                         97,463          6,146           91,317              -
Other long-term debt obligations                     18,693          1,340           17,263             90
Capital leases                                          981            398              471            112
Operating leases                                      4,740          1,367            2,180          1,193
Purchase obligations                                      -              -                -              -
                                              --------------- --------------- --------------- ---------------
Total                                             $ 134,362       $ 21,736        $ 111,231        $ 1,395
                                              =============== =============== =============== ===============

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the year ended December 31, 2005 increased by approximately $1.4 million over the prior year due to changes in foreign currency translation rates, primarily the strengthening of the Australian dollar against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains (losses) included in the accumulated other comprehensive loss component of stockholder's equity (deficit) of approximately $(0.8) million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include freight invoiced to customers with the related costs incurred recorded in cost of sales.

Warranty Costs
New manufactured products sold are generally covered by a warranty for periods ranging from six months to two years. Goods purchased for resale normally carry the warranty of the respective manufacturer. The Company records a warranty reserve for estimated costs to satisfy warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences changes in warranty claims activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly.

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses based upon its evaluations of the probability of collection. The Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, and customer credit-worthiness. In cases where the Company is aware of circumstances that may affect the collectibility of accounts receivable from a specific customer, the Company may record a specific allowance against the amount due from such customer.

Inventories
The Company's inventories consists of raw material, manufactured and purchased parts, and work in process. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The value of a portion of the inventories is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. The Company provides allowances for excess and obsolete inventory based on the age and quality of its products.

Goodwill
The Company accounts for its goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly performs annual impairment tests of goodwill. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit to determine if there is impairment and the second step of the process consists of determining the amount of the impairment. The Company engages the assistance of independent valuation experts to assist in performing the annual impairment test.

The Company uses the combination of two valuation methodologies, a market approach and a discounted cash flow approach to develop its estimate of the fair value of the reporting units. These two methodologies use a number of factors and estimates that depend on, among other factors, projected future operating results and future cash flows, estimated cash flow periods, terminal values based on anticipated growth rates, discount rates, and market place data of comparable companies.

The results of the annual impairment tests completed in the fourth quarters of 2005 and 2004 indicated that there was no impairment. Changes in any of the assumptions underlying these estimates could result in a future impairment of goodwill.

Employee Benefit Plans
The Company accounts for its defined benefit pension plan using SFAS No. 87. Annual pension benefits under the Company's defined benefit plan are calculated by third party actuaries using standard actuarial methodologies. Significant assumptions used in the valuation of pension benefits include expected return on plan assets, discount rate, and any plan amendments. As a result of declines in interest rates and the market value of the Company's defined benefit pension plan assets in recent years, the Company has an additional minimum pension liability at December 31, 2005 of $2.7 million. This additional liability has had no impact on earnings. For further details regarding the Company's defined benefit pension plan, see Note G to the consolidated financial statements.

Deferred Taxes
Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2005, the Company had a valuation allowance of approximately $3.4 million against its foreign net operating loss carryforwards. Should the Company generate pre-tax income in their foreign subsidiaries in future periods, portions of the valuation allowance may be reversed against the current period tax expense (to the extent that the allowance is available to be reversed), resulting in higher net income for that period.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs," in November 2004. SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43 and requires idle facility expense, excessive spoilage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of "so abnormal". In addition, SFAS No. 151 requires fixed overhead costs to be allocated to conversion costs based upon the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement will not materially impact the Company's results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application of voluntary changes in accounting principles to prior period financial statements, unless it is impractical to determine either the period-specific or the cumulative effect of the change. Any future changes in accounting principles or error corrections will be accounted for in this manner.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation was effective for the year ended December 31, 2005. The Company adopted FIN 47 during the fourth quarter of 2005 with no material impact to consolidated financial position, results of operations or cash flows.

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

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, economic and political uncertainties or prolonged economic recession.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2005 and 2004.

                                        Interest Rate Sensitivity
                                  Principal Amount by Expected Maturity
                                          Average Interest Rate
                                          (dollars in thousands)

-----------------------------------------------------------------------------------------------------------
                                                                                                    Fair
                                                                                                    Value,
As of December 31, 2005:       2006     2007      2008      2009     2010   Thereafter    Total    12/31/05
------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
  including current portion
     Fixed Rate              $ 6,987  $16,965  $ 87,698      $ 71     $ 19       $ -   $ 111,740  $ 112,340
     Average interest rate        9%       9%        9%        7%       7%

     Variable Rate             $ 500    $ 500   $ 3,417       $ -      $ -       $ -     $ 4,417    $ 4,417
     Average interest rate        8%       8%        8%


                                                                                                    Fair
                                                                                                    Value,
As of December 31, 2004:       2005     2006      2007      2008      2009  Thereafter    Total    12/31/04
------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
  including current portion
     Fixed Rate              $ 8,725  $ 6,146  $ 16,877  $ 84,649      $ -       $ -   $ 116,397  $ 117,674
     Average interest rate        9%       9%        9%        9%

     Variable Rate             $ 500  $ 4,417       $ -       $ -      $ -       $ -     $ 4,917    $ 4,917
     Average interest rate        6%       6%



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

Item 8.  Financial Statements and Supplemental Data

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2005 are included herein.

             Report of Independent Registered Public Accounting Firm


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


                                              /s/ Ernst & Young LLP

Cleveland, Ohio
March 17, 2006

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets


                                                                                  December 31
                                                                    -----------------------------------------
                                                                               2005                 2004
Assets:
Current assets:
   Cash and cash equivalents                                            $     543,400        $     887,256
   Accounts receivable, less allowance for doubtful accounts
      of $820,325 in 2005 and $1,246,301 in 2004                           49,294,104           39,633,378
   Inventories                                                             42,170,889           28,551,137
   Deferred income taxes                                                    1,466,751              483,170
   Other current assets                                                     1,980,832            2,578,873
                                                                    -------------------- --------------------
Total current assets                                                       95,455,976           72,133,814

Property, plant and equipment                                              35,387,432           33,281,329
Less accumulated depreciation                                              21,821,194           21,174,697
                                                                    -------------------- --------------------
                                                                           13,566,238           12,106,632

Goodwill                                                                   13,789,054           13,980,994
Deferred financing costs                                                      649,878            1,169,780
Other assets                                                                  745,199              835,481
                                                                    -------------------- --------------------
                                                                        $ 124,206,345        $ 100,226,701
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  12,485,090        $  17,220,041
   Trade accounts payable                                                  33,797,142           30,218,195
   Accrued compensation and employee benefits                               7,270,396            6,342,288
   Accrued interest on senior notes                                           295,075              295,075
   Other accrued liabilities                                                9,376,016            7,697,131
   Management fees payable to Nesco, Inc.                                   2,996,054              987,767
   Income taxes payable                                                     2,942,570            1,391,024
   Current maturities of long-term obligations                              7,829,379            9,454,247
                                                                    -------------------- --------------------
Total current liabilities                                                  76,991,722           73,605,768

Pension obligations                                                         1,483,305            1,232,550
Deferred income taxes                                                       4,790,887            2,971,644
Senior Notes                                                               91,316,624           97,463,061
Note payable to N.E.S. Investment Company                                  13,171,985           10,208,973
Other long-term obligations, less current maturities                        4,697,353            4,931,102

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (63,536,195)         (86,426,940)
   Accumulated other comprehensive loss                                    (6,703,024)          (5,753,145)
                                                                    -------------------- --------------------
                                                                          (68,245,531)         (90,186,397)
                                                                    -------------------- --------------------
                                                                        $ 124,206,345        $ 100,226,701
                                                                    ==================== ====================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                                                      Year ended December 31
                                                     ----------------------------------------------------------
                                                               2005               2004                2003

Net sales                                                $ 302,245,921       $ 235,719,017      $ 194,340,515
Cost of products sold                                      235,873,774         195,770,066        167,664,729
                                                     ------------------- ------------------ -------------------
Gross profit                                                66,372,147          39,948,951         26,675,786
Operating expenses:
   Selling and engineering                                  15,743,125          14,089,996         12,927,482
   General and administrative                               12,355,629          11,714,191          9,880,673
   Management fee                                            2,008,287             810,611            299,793
   Amortization expense                                         26,360              26,360             26,361
   Restructuring charges                                       123,206             203,483             66,796
                                                     ------------------- ------------------ -------------------
Total operating expenses                                    30,256,607          26,844,641         23,201,105
                                                     ------------------- ------------------ -------------------
Operating income                                            36,115,540          13,104,310          3,474,681
Other expense (income):
   Interest expense, net                                     4,809,166           6,908,598         15,264,566
   Miscellaneous expense (income)                            1,245,334            (930,840)           838,678
                                                     ------------------- ------------------ -------------------
Total other expenses                                         6,054,500           5,977,758         16,103,244
                                                     ------------------- ------------------ -------------------
Income (loss) before income taxes                           30,061,040           7,126,552        (12,628,563)
Income tax expense                                           7,170,295           3,266,418              4,365
                                                     ------------------- ------------------ -------------------
Net income (loss)                                        $  22,890,745       $   3,860,134      $ (12,632,928)
                                                     =================== ================== ===================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                            Accumulated
                                                                               Other
                                   Common      Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit       Income (Loss)        Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at January 1, 2003          $   1    $ 1,993,687  $ (77,654,146)   $ (7,061,002)   $ (82,721,460)
Comprehensive loss:
   Net loss                             -              -    (12,632,928)              -      (12,632,928)
   Foreign currency
     translation adjustment             -              -              -         846,625          846,625
   Minimum pension liability
     adjustment, net of tax             -              -              -         213,413          213,413
   Unrealized gains on cash
     flow hedges, net of tax            -              -              -         145,753          145,753
   Reclassification into
     earnings                           -              -              -        (126,541)        (126,541)
                                                                                           ---------------
Total comprehensive loss                                                                     (11,553,678)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2003            1      1,993,687    (90,287,074)     (5,981,752)     (94,275,138)
Comprehensive income:
   Net income                           -              -      3,860,134               -        3,860,134
   Foreign currency
     translation adjustment             -              -              -         448,552          448,552
   Minimum pension liability
     adjustment, net of tax             -              -              -        (206,622)        (206,622)
   Unrealized losses on cash
     flow hedges, net of tax            -              -              -        (241,209)        (241,209)
   Reclassification into
     earnings                           -              -              -         227,886          227,886
                                                                                           ---------------
Total comprehensive income                                                                     4,088,741
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2004            1      1,993,687    (86,426,940)     (5,753,145)     (90,186,397)
Comprehensive income:
   Net income                           -              -     22,890,745               -       22,890,745
   Foreign currency
     translation adjustment             -              -              -        (765,033)        (765,033)
   Minimum pension liability
     adjustment, net of tax of
     $119,305                           -              -              -        (178,957)        (178,957)
   Reclassification into
     earnings of gains on cash
     flow hedges                        -              -              -          (5,889)          (5,889)
                                                                                           ---------------
Total comprehensive income                                                                    21,940,866
                                 ----------- ------------ --------------- ---------------- ---------------

Balance at December 31, 2005        $   1    $ 1,993,687  $ (63,536,195)   $ (6,703,024)   $ (68,245,531)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                         Year ended December 31
                                                           ---------------------------------------------------
                                                                  2005              2004             2003
Operating activities:
   Net income (loss)                                          $ 22,890,745      $ 3,860,134     $ (12,632,928)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Provision for depreciation and amortization                 2,041,922        2,297,306         2,221,376
     Amortization of deferred financing costs                      519,902          519,902           519,902
     Deferred income taxes                                         432,744        3,201,531                 -
     Gain on debt restructuring                                          -       (3,391,923)                -
     Interest expense forgiven by bondholders                            -        3,004,925                 -
     Non-cash interest paid in-kind                                963,012          208,973                 -
     Provision (credit) for doubtful accounts                      (73,647)         751,022           458,112
     Loss (gain) on disposal of assets                              (5,321)         (14,707)           26,225
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable              (11,734,830)      (6,531,500)       (3,997,121)
       Decrease (increase) in inventories                      (14,303,413)      (3,593,216)        4,034,911
       Decrease (increase) in other assets                         470,477       (1,548,138)        1,134,700
       Increase (decrease) in accounts payable and other
         liabilities                                            12,554,294        3,111,967         2,840,807
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) operating activities             13,755,885        1,876,276        (5,394,016)
                                                           ---------------- ----------------- ----------------

Investing activities:
   Purchases of property, plant, and equipment (PP&E)           (3,591,676)        (719,246)         (781,090)
   Proceeds from disposals of PP&E                                  44,184           32,534            92,701
                                                           ---------------- ----------------- ----------------
Net cash used in investing activities                           (3,547,492)        (686,712)         (688,389)
                                                           ---------------- ----------------- ----------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable
                                                                (4,211,931)       2,974,842         1,838,409
   Proceeds from long-term obligations                           2,523,269       14,395,032                 -
   Payments on Senior Notes                                     (6,146,437)      (3,073,220)                -
   Principal payments on long-term obligations                    (890,676)      (1,341,883)         (589,756)
   Payments of additional consideration to bondholders          (1,821,166)     (14,114,042)                -
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) financing activities            (10,546,941)      (1,159,271)        1,248,653
Effect of exchange rate changes on cash                             (5,308)           6,236            49,437
                                                           ---------------- ----------------- ----------------
Increase (decrease) in cash and cash equivalents                  (343,856)          36,529        (4,784,315)
Cash and cash equivalents at beginning of year                     887,256          850,727         5,635,042
                                                           ---------------- ----------------- ----------------
Cash and cash equivalents at end of year                      $    543,400      $   887,256     $     850,727
                                                           ================ ================= ================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

A.   Organization and Basis of Presentation

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

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters through September 30, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default. Several times in 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

On July 22, 2004, the Company entered into a restructuring agreement with the Majority Holders of the Senior Notes pursuant to which the Company agreed to commence an offer to exchange new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement extended the forbearance agreement with the Majority Holders until the restructuring was consummated or the restructuring agreement was terminated.

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17,500,000, (ii) 9% Series A Senior Secured Notes due 2008 in the aggregate principal amount of $65,000,000, and (iii) 13% Series B Senior Secured Notes due 2008 in the aggregate principal amount of $10,000,000, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120,000,000 and all interest accrued thereon. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007.

Several times through August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extended the Company's revolving credit facility with Bank One until July 31, 2006. The Credit Agreement was amended in March 2006 to extend the revolving credit facility until March 31, 2008.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

A.   Organization and Basis of Presentation (Continued)

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14,114,000, or $15.50 for every $120 of Old Notes tendered. On October 3, 2005, the Company made an additional cash payment to the Series A and Series B bondholders of approximately $1,821,000, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payments on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Co. in the amount of $10,000,000 and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Co. accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration paid by the Company on October 3, 2005 to the Series A and Series B bondholders was funded with an additional $2,000,000 of subordinated indebtedness to N.E.S. Investment Co.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

A.   Organization and Basis of Presentation (Continued)

The debt exchange was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the consolidated financial statements from being misleading. The Company accrued interest expense on the $120 million Old Notes during the first quarter of 2004. Beginning in the second quarter of 2004, under the provisions of SFAS No. 15, the Company accrued interest expense related to its Senior Notes only on the $10,730,000 of Old Notes not tendered. All payments related to the New Series A and Series B Notes in 2004 and 2005 were recorded as a reduction in the balance of the Senior Notes. In future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. Associated with this debt exchange, the Company incurred in 2004 debt restructuring expenses of approximately $2,578,000 and recorded a gain on debt restructuring of approximately $3,392,000, which are both included in miscellaneous expense (income) in the consolidated statement of operations.

B.   Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, which represent less than 5% of 2005 consolidated revenues, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include freight invoiced to customers with the related costs incurred recorded in cost of sales.

Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

B.   Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses based upon its evaluations of the probability of collection. The Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness, and other circumstances that may impair the collectibility of accounts receivable from specific customers.

Inventories
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 67% and 64% of inventories at December 31, 2005 and 2004, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $4,302,000 and $5,184,000 at December 31, 2005 and 2004, respectively.

Impairment of Long-Lived Assets
Long-lived assets, other than goodwill, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. The asset would be considered impaired when the Company's estimate of future undiscounted cash flows over the assets remaining estimated useful life is less than the asset's carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets, or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets according to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. Goodwill and other intangibles that have indefinite lives are tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment, if any. The Company engages the assistance of independent valuation experts to perform the annual impairment tests. The impairment tests are conducted using both a discounted cash flow valuation model, incorporating an appropriate discount rate for the risks associated with the reporting unit, and a market approach based on comparable public companies guidelines.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

B.   Significant Accounting Policies (Continued)

Warranty Costs
The Company's products are generally covered by warranties against defects in material and workmanship for periods up to two years from the date of sale or installation of the product. The Company records a provision for estimated warranty cost based on historical experience and expectations of future conditions and continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. A summary of accrued warranty costs follows:

                                                2005             2004              2003
                                          ----------------- ---------------- -----------------
Balance as of January 1                      $ 1,634,049       $ 1,275,401      $ 1,678,002
Provision for warranties                       1,083,412           927,786          931,835
Settlements made during the year                (933,040)         (617,915)      (1,427,369)
Effect of exchange rate changes                  (52,965)           48,777           92,933
                                          ----------------- ---------------- -----------------
Balance as of December 31                    $ 1,731,456       $ 1,634,049      $ 1,275,401
                                          ================= ================ =================

Restructuring Charges
The Company incurred restructuring charges of approximately $123,000, $203,000, and $67,000 in 2005, 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. Since 2002, the Company has incurred approximately $1,033,000 in restructuring charges. As of December 31, 2005, the Company has paid approximately $744,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred approximately $604,000, $506,000, and $613,000 in advertising costs for the years ended December 31, 2005, 2004, and 2003, respectively.

Income Taxes
The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. The Company's operations will be included in the consolidated income tax returns filed by N.E.S. Investment Co. Income tax expense in the Company's consolidated statement of operations is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

Foreign Currency Translation
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in accumulated other comprehensive loss. The effect on the statements of operations of currency transaction gains and losses was not material for all years presented.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

B.   Significant Accounting Policies (Continued)

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges are adjusted to fair value through earnings. Changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through earnings. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in earnings. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in earnings.

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

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

                                                               2005              2004             2003
                                                        ---------------- ----------------- ----------------

Foreign currency translation adjustments                  $ (4,751,343)    $ (3,986,310)     $ (4,434,862)
Minimum pension liability adjustments (net of tax)          (1,951,681)      (1,772,724)       (1,566,102)
Change in fair value of cash flow hedges (net of tax)                -            5,889            19,212
                                                        ---------------- ----------------- ----------------
                                                          $ (6,703,024)    $ (5,753,145)     $ (5,981,752)
                                                        ================ ================= ================

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

B.   Significant Accounting Policies (Continued)

New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs," in November 2004. SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43 and requires idle facility expense, excessive spoilage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of "so abnormal". In addition, SFAS No. 151 requires fixed overhead costs to be allocated to conversion costs based upon the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement will not materially impact the Company's results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application of voluntary changes in accounting principles to prior period financial statements, unless it is impractical to determine either the period-specific or the cumulative effect of the change. Any future changes in accounting principles or error corrections will be accounted for in this manner.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation was effective for the year ended December 31, 2005. The Company adopted FIN 47 during the fourth quarter of 2005 with no material impact to consolidated financial position, results of operations or cash flows.

Reclassifications
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

C.   Goodwill and Other Intangibles

The Company's goodwill had a value of $13,789,054 and $13,980,994 at December 31, 2005 and 2004, respectively. The change in goodwill from December 31, 2004 to December 31, 2005 resulted from foreign currency translation adjustments. All of the Company's goodwill relates to the conveyor equipment segment. The results of the annual impairment tests completed in accordance with SFAS No. 142 in the fourth quarter of 2005, 2004, and 2003 indicated that there was no impairment.

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of December 31 are listed below:

                                                    2005                               2004
                                           Carrying       Accumulated          Carrying     Accumulated
                                            Amount        Amortization          Amount      Amortization
                                      ---------------- ----------------- ---------------- -----------------

Amortized intangible assets                 $ 160,919       $ (132,779)        $ 160,919       $ (106,419)
Other intangible assets                       613,692                -           659,335                -

Other intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

            2006                   $ 17,116
            2007                      4,176
            2008                      4,176
            2009                      2,672
                             ----------------
            Total                  $ 28,140
                             ================

D.   Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2005 and 2004 are as follows:

                                            2005              2004
                                      ------------------ ----------------

Land and improvements                    $  1,261,579       $  1,323,266
Buildings and improvements                  7,430,781          7,559,753
Machinery and equipment                    26,695,072         24,398,310
                                      ------------------ ----------------
                                         $ 35,387,432       $ 33,281,329
                                      ================== ================

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $2,015,562, $2,270,946, and $2,195,015, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 39 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

E.   Financing Arrangements

Long-term obligations consist of the following:

                                                                                   As of December 31
                                                                           ----------------------------------
                                                                                 2005             2004

Senior Notes due 2007; interest at 11% payable semi-annually in arrears      $ 10,730,000      $ 10,730,000
Series A Notes due 2008; interest at 9% payable semi-annually in arrears       59,187,917        59,187,917
Future payments of interest on Series A Notes and additional
   consideration to bondholders in 2005                                        15,980,737        22,885,993
Series B Notes due 2008; interest payable semi-annually in arrears at
   13% in kind or 9% in cash                                                    9,105,833         9,105,833
Future payments of interest on Series B Notes and additional
   consideration to bondholders in 2005                                         2,458,575         3,520,922
Note payable to N.E.S. Investment Company; interest rate of 9%; maturity
   date of 10/2/2008                                                           13,171,985        10,208,973
Term loan payable by CCE; interest rate of prime plus 1/2 %; payable in
   monthly installments with balance due on 3/31/2008                           4,416,667         4,916,667
Note payable by CCE for manufacturing equipment; interest rate of
   8.845%; payable in monthly installments through 6/13/2005                            -            94,596
Term loan payable by Australian subsidiary; interest rate of  7.50%;
   maturity date of  12/31/2006                                                   730,100           663,085
Notes payable by Australian subsidiary for manufacturing equipment;
   interest rates from 7.13% to 7.6%; payable in monthly installments
   through November 2010                                                          374,652                 -
Obligations under capital leases                                                  858,875           743,397
                                                                           ----------------- ----------------
                                                                              117,015,341       122,057,383
Less current maturities                                                         7,829,379         9,454,247
                                                                           ----------------- ----------------
                                                                             $109,185,962      $112,603,136
                                                                           ================= ================

Maturities of long-term obligations are as follows:

              2006     $   7,829,379
              2007        17,669,297
              2008        91,321,229
              2009           175,870
              2010            19,566
                    ------------------
                       $ 117,015,341
                    ==================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

E.  Financing Arrangements (Continued)

On October 4, 2004, the Company completed an exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008.

The Old Notes are registered under the Securities Act of 1933. Interest of 11% on the notes is payable semi-annually in arrears. The Old Notes are redeemable at the option of the Company, in whole or in part, any time subject to certain call premiums. The Old Notes are guaranteed by the Company's domestic subsidiaries and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payments on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The debt exchange was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

E.  Financing Arrangements (Continued)

The outstanding indebtedness has been classified as short and long-term liabilities as of December 31, 2005 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

    Balance at December 31, 2005 of Senior Notes, including
      current portion of $6,146,438                               $ 97,463,062
    Interest payments on Series A Notes, 2006-2008                 (15,980,737)
    Interest payments on Series B Notes, 2006-2008                  (2,458,575)
    Maturity of outstanding 11% Senior Notes due 2007              (10,730,000)
                                                                 ---------------
Maturity of Series A and Series B Notes due 2008                  $ 68,293,750
                                                                 ===============

Proceeds from the new subordinated indebtedness to N.E.S. Investment Co. were used to fund the cash payments made as additional consideration to the Series A and Series B bondholders. In 2004, the Company received $10,000,000 that was used to partially fund the cash payment made on October 4, 2004. In 2005, the Company received an additional $2,000,000 to fund the cash payment made on October 3, 2005. The note payable to N.E.S. Investment Co. accrues interest at a rate of 9%, payable in kind, compounded annually.

CCE, GCC and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A) are parties to the Second Amended and Restated Credit Facility and Security Agreement dated October 4, 2004, as amended March 9, 2006, ("Credit Agreement") pursuant to which JP Morgan Chase Bank has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Credit Agreement is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Credit Agreement is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Credit Agreement contains various restrictive covenants including financial covenants related to debt coverage and minimum net worth and requires the Company to pay a monthly unused commitment fee equal to 1/4% of the average daily availability. The Credit Agreement matures on March 31, 2008, and bears interest at a fluctuating rate based on the prime rate. At December 31, 2005, approximately $19.4 million was available for use. At December 31, 2005 and 2004, the Company had an outstanding balance under the Credit Agreement of $7,172,235 and $13,296,896, respectively. The weighted average interest rate for this facility was 6.2% and 4.4% in 2005 and 2004, respectively. There were approximately $3,385,000 and $2,685,000 of letters of credit outstanding at December 31, 2005 and 2004, respectively.

The Credit Agreement also provided for an increase in CCE's secured term loan with Bank One to a principal balance of $5 million at October 4, 2004. The term loan bears interest at a rate of prime plus 1/2% and matures on March 31, 2008. Principal and interest payments are made monthly with a balloon payment due at maturity.

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $4.5 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the Australian subsidiary, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on March 31, 2007. At December 31, 2005, approximately $2.5 (Australian dollars) was available for use. The outstanding balance under this facility was $1,481,864 (U.S.$) at December 31, 2005. The facility was not utilized at December 31, 2004. The weighted average interest rate for this facility was 7.9% in 2005 and 2004.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

E.   Financing Arrangements (Continued)

In the fourth quarter of 2005, the Company's Australian subsidiary financed the purchase of new manufacturing equipment through notes payable with the National Australia Bank. The notes payable bear fixed interest rates ranging from 7.13% to 7.6% and have maturity dates ranging from November 2007 to November 2010.

The Company's United Kingdom subsidiary has a revolving credit facility with the Bank of Scotland of 2.25 million British pounds sterling. The facility is secured by certain assets of the subsidiary, bears interest at a fluctuating rate of 2.1% above the Bank of Scotland base rate, and matures on December 31, 2006. At December 31, 2005, approximately 0.2 million British pounds was available for use. The outstanding balance under this facility was $3,530,601 and $3,263,183 (U.S.$) at December 31, 2005 and 2004, respectively. The weighted average interest rate for this facility was 6.8% and 6.5% in 2005 and 2004, respectively.

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 6.5 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2005, approximately 4.6 million rand was available for use. The outstanding balance under this facility was $300,390 and $659,962 (U.S.$) at December 31, 2005 and 2004, respectively. The weighted average interest rate for this facility was 12.0% and 10.5% in 2005 and 2004, respectively.

During 2005, 2004, and 2003, the Company paid interest of $3,393,666, $3,175,467, and $14,745,103, respectively. Interest paid in 2005 and 2004 does not include payments of $6,146,437 and $3,073,220, respectively, related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

F.   Leasing Arrangements

The Company's subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. Capital lease obligations of approximately $463,000 and $381,000 were incurred in 2005 and 2004, respectively. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2005 and 2004 are as follows:

                                            2005              2004
                                      ----------------- -----------------
Asset Balances:
Buildings                                $    32,847       $    49,513
Machinery and Equipment                    1,377,935         1,043,525
                                      ----------------- -----------------
                                         $ 1,410,782       $ 1,093,038
                                      ================= =================

Accumulated Amortization:
Buildings                                  $  15,055         $  20,631
Machinery and Equipment                      436,673           234,545
                                      ----------------- -----------------
                                           $ 451,728         $ 255,176
                                      ================= =================

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2005, 2004, and 2003 was approximately $2,981,000, $2,765,000, and $2,535,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                     Capital       Operating
                                                     Leases          Leases
                                                --------------- ---------------

2006                                               $ 398,307      $ 1,366,583
2007                                                 244,044        1,244,532
2008                                                 226,538          936,129
2009                                                 111,756          618,995
2010                                                       -          573,854
                                                --------------- ---------------
Total minimum lease payments                         980,645      $ 4,740,093
                                                                ===============
Amounts representing interest                        121,770
                                                ---------------
Present value of net minimum lease payments
(including current portion of $342,598)            $ 858,875
                                                ===============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

G.   Employee Benefit Plans

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant hired prior to February 1, 2004. The actuarial computations use the "projected unit credit cost method" and a measurement date of December
31. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The following table sets forth the accumulated benefit obligation, change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2005 and 2004, of the Company's defined benefit plan.

                                                                      2005                2004
                                                            ------------------- -------------------

Accumulated benefit obligation                                    $ 9,352,419         $ 8,711,138
                                                            =================== ===================

Change in projected benefit obligation:
Projected benefit obligation at beginning of year                 $ 8,711,138         $ 7,506,886
Service cost                                                          215,428             221,543
Interest cost                                                         513,390             488,948
Amendments recognized                                                       -             426,707
Actuarial loss                                                        196,534             347,054
Benefits paid                                                        (284,071)           (280,000)
                                                            ------------------- -------------------
Projected benefit obligation at end of year                         9,352,419           8,711,138
                                                            ------------------- -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                      7,478,588           4,688,953
Actual return on plan assets                                          424,597             592,538
Employer contributions                                                250,000           2,477,097
Benefits paid                                                        (284,071)           (280,000)
                                                            ------------------- -------------------
Fair value of plan assets at end of year                            7,869,114           7,478,588
                                                            ------------------- -------------------

Funded status:
Funded status of the plan (underfunded)                            (1,483,305)         (1,232,550)
Unrecognized prior service cost                                       599,090             643,733
Unrecognized net actuarial loss                                     2,070,986           1,772,724
                                                            ------------------- -------------------
Net amount recognized                                             $ 1,186,771        $  1,183,907
                                                            =================== ===================

Balance sheet amounts:
Accrued benefit cost                                             $ (1,483,305)       $ (1,232,550)
Intangible asset                                                      599,090             643,733
Accumulated other comprehensive loss                                2,070,986           1,772,724
                                                            ------------------- -------------------
Net amount recognized                                            $  1,186,771        $  1,183,907
                                                            =================== ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

G.   Employee Benefit Plans (Continued)

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                            2005                2004                2003
                                                   ------------------- ------------------- -------------------
Service cost                                               $ 215,428          $  221,543          $  186,868
Interest cost                                                513,390             488,948             441,605
Expected return on plan assets                              (585,916)           (511,839)           (313,271)
Amortization of prior service cost                            44,643              44,643              16,533
Recognized loss                                               59,591              59,733              70,504
                                                   ------------------- ------------------- -------------------
Net periodic benefit cost                                  $ 247,136          $  303,028          $  402,239
                                                   =================== =================== ===================

The weighted-average assumptions used to determine benefit obligations at December 31 were:

                                                    2005             2004
                                                -------------    -------------
Discount rate                                       5.75%             6.00%
Expected long-term return on plan assets            8.00              8.00

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 were:

                                               2005         2004        2003
                                            ----------   ----------  -----------
Discount rate                                  6.00%        6.25%       6.75%
Expected long-term return on plan assets       8.00         8.00        8.00

To determine the expected long-term rate of return on plan assets, the Company considered the long-term investment objectives of the plan, the target asset allocation of the pension portfolio, as well as the future expectations for returns for each asset category. This resulted in the selection of the 8.00% expected long-term rate of return on plan assets assumption for 2005 and 2004.

The Company's investment policies and strategies for plan assets are to achieve the greatest return consistent with the fiduciary character of the plan and to maintain a level of liquidity that is sufficient to meet the need for timely payment of benefits. The goals of the investment manager include minimizing risk and achieving growth in principal value so that the purchasing power of such value is maintained with respect to the rate of inflation. The Company has established target asset allocations for plan assets of 60% equity securities and 40% fixed income securities. The Company's defined benefit pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

Asset Category:                                 2005             2004
                                          ----------------- ----------------
Equity securities                                58%               55%
Debt securities                                  42                45
                                          ----------------- ----------------
Total                                           100%              100%
                                          ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

G.   Employee Benefit Plans (Continued)

The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company is not required to make any contributions to its pension plan in 2006. However, the Company anticipates that a contribution will be made. The amount of this contribution has not yet been determined. The Company expects to pay the following benefit payments, which reflect expected future service, as appropriate:

2006                 $  418,000
2007                    466,000
2008                    503,000
2009                    517,000
2010                    516,000
2011-2015             2,934,000


CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE expenses annual contributions (approximately $687,000, $590,000, and $571,000 in 2005, 2004, and 2003,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 100% of their compensation. CCE will match (approximately $343,000, $317,000, and $297,000 in 2005, 2004,
and 2003, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 2005 and 2004 was approximately $128,000 and $58,000, respectively, which was equal to 3% of eligible employee compensation in 2005 and 1.5% of eligible employee compensation in 2004. No contribution was made for the year ended December 31, 2003.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2005, 2004, and 2003, the subsidiaries contributed approximately $969,000, $929,000, and $824,000, respectively, to the plans.

In 2002, the Company implemented a Phantom Stock Plan (the "Plan") whereby officers and certain employees may be granted phantom stock units, which vest over a certain period of time as determined for each grant. In 2005, the Company paid approximately $307,000 in settlement of all vested and accrued phantom stock units. At December 31, 2004, the Company had an accrual for the value of vested phantom stock units granted for approximately $292,000.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

H.   Related Party Transactions

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $2,008,000, $811,000, and $300,000, for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the Company had an accrual for management fees owed to Nesco, Inc. of approximately $2,996,000 and $988,000, respectively.

Prior to electing C Corporation status for income tax purposes on October 6, 2000, the subsidiaries of the Company were parties to a tax payment agreement with NES Group, Inc., the parent company of N.E.S. Investment Co., providing for payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. At December 31, 2005 and 2004, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000.

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

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The fair value of the Company's Senior Notes at December 31, 2005 is based on the quoted market value. The carrying amounts of the Company's Senior Notes at December 31, 2004 approximated their fair value due to the fact that substantially all of these notes were issued during the fourth quarter of 2004. The fair value of the Company's remaining fixed rate long-term debt is based on the present value of future cash outflows.

Foreign currency forward contracts: The Company did not have any derivative financial instruments outstanding at December 31, 2005. Derivative financial instruments at December 31, 2004 included foreign currency forward contracts with contractual amounts of $210,000. The contracts matured during January 2005. The counterparty to the contracts was a major U.S. commercial bank. The Company entered into the foreign currency forward contracts to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contracts was estimated based on the quoted market price of a comparable contract and was included in other current assets on the balance sheet.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

I.   Fair Value of Financial Instruments and Concentration of Risk (Continued)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                       2005                              2004
                                                              Carrying        Fair             Carrying          Fair
                                                               Amount         Value             Amount           Value
                                                         ---------------- ---------------- ---------------- ----------------
                                                                                   (in thousands)

Cash and cash equivalents                                   $     543        $     543        $     887        $     887
Accounts receivable                                            49,294           49,294           39,633           39,633
Accounts payable                                              (33,797)         (33,797)         (30,218)         (30,218)
Notes payable                                                 (12,485)         (12,485)         (17,220)         (17,220)
Long-term debt                                                116,156          116,757         (121,314)        (122,591)
Foreign currency forward contracts                                  -                -                9                9

Accounts receivable from customers in the coal mining industry were approximately 63% and 42% of net accounts receivable at December 31, 2005 and 2004, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions (credits) for credit losses were approximately $(74,000), $751,000, and $458,000 in 2005, 2004, and 2003, respectively. Accounts written off, net of recoveries, were approximately $330,000, $507,000, and $645,000 in 2005, 2004,
and 2003, respectively.

J.   Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. In 2005, the Company's domestic subsidiaries paid approximately $4,658,000 in income taxes. The Company did not pay any income taxes during the year ended December 31, 2004.

Income (loss) before income taxes for the years ended December 31 consists of the following:

                                2005                 2004                 2003
                      --------------------- -------------------- --------------------

Domestic                    $ 27,547,178           $ 4,488,465        $ (10,018,995)
Foreign                        2,513,862             2,638,087           (2,609,568)
                      --------------------- -------------------- --------------------
                            $ 30,061,040           $ 7,126,552        $ (12,628,563)
                      ===================== ==================== ====================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

J.   Income Taxes (Continued)

Income taxes for the years ended December 31 are summarized as follows:

                                      2005               2004                2003
                            ------------------- ------------------ -------------------
Current:
   Domestic:
     Federal                      $ 5,507,221         $    64,887            $     -
     State and local                1,230,330                   -                  -
   Foreign                                  -                   -              4,365
                            ------------------- ------------------ -------------------
                                    6,737,551              64,887              4,365
Deferred:
   Domestic:
     Federal                          705,353           3,346,252                  -
     State and local                  620,642             388,926                  -
   Foreign                           (893,251)           (533,647)                 -
                            ------------------- ------------------ -------------------
                                      432,744           3,201,531                  -
                            ------------------- ------------------ -------------------
                                  $ 7,170,295         $ 3,266,418            $ 4,365
                            =================== ================== ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2005 and 2004, the Company had foreign net operating loss carryforwards of approximately $11,586,000 and $15,919,000, respectively. The Company has established a valuation allowance of approximately $3,379,000 and $4,242,000 at December 31, 2005 and 2004, respectively, against certain foreign net operating loss carryforwards. This is based upon management's assessment that it is more likely than not that the carryforwards and related assets will not be realized.

At December 31, 2004, pursuant to Section 108 of the Internal Revenue Code, the Company lost all domestic tax attributes due to the recognition of cancellation of indebtedness income.

During 2004, the Company reversed approximately $534,000 of the valuation allowance against its net operating loss carryforward in Australia due to the continued profitability of the Australian subsidiary.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

J.   Income Taxes (Continued)

Significant components of the Company's deferred income taxes at December 31 are as follows:

                                                  2005              2004
                                             ---------------- -----------------
Deferred tax assets:
   Operating accruals                           $  4,331,197     $  2,467,770
   Net operating loss carryforwards                3,379,196        5,739,117
   Valuation allowance                            (3,379,196)      (4,242,179)
                                             ---------------- -----------------
                                                   4,331,197        3,964,708

Deferred tax liabilities:
   Inventories                                    (1,607,326)      (2,008,194)
   Property, plant, and equipment                 (1,839,205)      (1,618,639)
   Goodwill                                       (4,208,802)      (2,826,349)
                                             ---------------- -----------------
                                                  (7,655,333)      (6,453,182)
                                             ---------------- -----------------
Net deferred tax liability                      $ (3,324,136)    $ (2,488,474)
                                             ================ =================

Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $6,075,000 at December 31, 2005.

A reconciliation of income taxes computed at the statutory rate to the effective rate for the years ended December 31 follows:

                                                                         2005              2004              2003
                                                                   ----------------- ----------------- -----------------

Income taxes at the United States statutory rate                           35.0%             35.0%            (35.0)%
State income taxes, net of federal benefit                                  4.6               3.2              (3.9)
Effective tax rate differential of earnings outside the U.S.               (2.9)            (12.9)              7.2
Impact of cancellation of debt                                             (1.1)             27.0               -
Valuation allowance                                                         -                (7.5)             31.3
Non-deductible / non-taxable items                                         (7.2)              -                 -
Other - net                                                                (4.5)              1.0               0.4
                                                                   ----------------- ----------------- -----------------
                                                                           23.9%             45.8%              0.0%
                                                                   ================= ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

K.   Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 89%, 89%, and 87% of net sales for 2005, 2004, and 2003, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

K.  Segment Information (Continued)

                                                                      Year ended December 31
                                                             2005               2004              2003
                                                       ------------------ ----------------- -----------------
                                                                           (in thousands)
Net sales:
   Conveyor equipment                                        $ 268,071          $ 208,921         $ 169,524
   Manufactured housing products                                33,475             26,083            23,944
   Other                                                           700                715               873
                                                       ------------------ ----------------- -----------------
Total net sales                                              $ 302,246          $ 235,719         $ 194,341
                                                       ================== ================= =================

Depreciation and amortization:
   Conveyor equipment                                          $ 1,908            $ 2,152           $ 2,060
   Manufactured housing products                                   107                118               134
   Other                                                             1                  1                 1
   Amortization expense                                             26                 26                26
                                                       ------------------ ----------------- -----------------
Total depreciation and amortization                            $ 2,042            $ 2,297           $ 2,221
                                                       ================== ================= =================

Segment operating income:
   Conveyor equipment                                         $ 37,000           $ 14,668         $   3,777
   Manufactured housing products                                 2,532              1,371             1,421
   Other                                                           131                164               277
                                                       ------------------ ----------------- -----------------
Segment operating income                                        39,663             16,203             5,475
   Management fee                                                2,008                811               300
   Amortization expense                                             26                 26                26
   Restructuring charge                                            123                203                67
   Corporate expense                                             1,391              2,059             1,607
                                                       ------------------ ----------------- -----------------
Total operating income                                          36,115             13,104             3,475
   Interest expense, net                                         4,809              6,909            15,265
   Miscellaneous expense (income)                                1,245               (931)              839
                                                       ------------------ ----------------- -----------------
Income (loss) before income taxes                             $ 30,061           $  7,126         $ (12,629)
                                                       ================== ================= =================

Segment assets:
   Conveyor equipment                                        $ 117,015          $  92,914          $ 79,580
   Manufactured housing products                                 6,138              5,653             5,885
   Other                                                           233                336               361
                                                       ------------------ ----------------- -----------------
Total segment assets                                           123,386             98,903            85,826
   Corporate assets                                                820              1,324             1,937
                                                       ------------------ ----------------- -----------------
Total assets                                                 $ 124,206          $ 100,227          $ 87,763
                                                       ================== ================= =================

Capital expenditures:
   Conveyor equipment                                          $ 3,570              $ 699             $ 770
   Manufactured housing products                                    22                 20                11
   Other                                                             -                  -                 -
                                                       ------------------ ----------------- -----------------
Total capital expenditures                                     $ 3,592              $ 719             $ 781
                                                       ================== ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

K.   Segment Information (Continued)

Geographic Area Data

                                                                      Year ended December 31
                                                              2005               2004               2003
                                                      ------------------ ------------------ -----------------
                                                                          (in thousands)
Net sales:
   United States                                             $ 216,855          $ 141,215          $ 114,332
   Australia                                                    45,654             50,241             35,348
   United Kingdom                                               29,995             36,272             39,089
   Other countries                                               9,742              8,015              5,817
   Eliminations - transfers                                          -                (24)              (245)
                                                      ------------------ ------------------ -----------------
Total net sales                                              $ 302,246          $ 235,719          $ 194,341
                                                      ================== ================== =================


Operating income (loss):
   United States                                              $ 32,710           $ 10,011            $ 5,020
   Australia                                                     1,917              2,456                746
   United Kingdom                                                1,113                520             (2,080)
   Other countries                                                 375                117               (254)
   Eliminations                                                      -                  -                 43
                                                      ------------------ ------------------ -----------------
Total operating income                                        $ 36,115           $ 13,104            $ 3,475
                                                      ================== ================== =================

Long lived assets:
   United States                                              $  7,685           $  5,770           $  6,448
   Australia                                                     3,481              3,193              3,282
   United Kingdom                                                1,918              2,594              2,819
   Other countries                                                 482                550                365
                                                      ------------------ ------------------ -----------------
Total long lived assets                                       $ 13,566           $ 12,107           $ 12,914
                                                      ================== ================== =================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

The Company did not have sales to any single customer which exceeded 10% of the Company's total net sales in 2005, 2004 and 2003.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

L.   Guarantor and Non-Guarantor Subsidiaries

Effective October 4, 2004, the Company's domestic subsidiaries, Continental Conveyor & Equipment Company (CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the guarantors of the Senior Notes. Prior to this date, CCE, GCC, and certain of the Company's Australian subsidiaries were the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes. The 2004 operations and cash flows of the Company's Australian subsidiaries are included in the "Combined Non-Guarantor Subsidiaries" column in the following summarized consolidating financial statements.

Summarized consolidating balance sheets for 2005 and 2004 and consolidating statements of operations and cash flow statements for 2005, 2004, and 2003 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                Combined         Combined
                                                Guarantor      Non-Guarantor
December 31, 2005:              The Company    Subsidiaries    Subsidiaries    Eliminations          Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     40       $     470        $     33      $        -        $     543
   Accounts receivable, net               -          28,139          21,155               -           49,294
   Inventories                            -          33,310           8,861               -           42,171
   Deferred income taxes                 81             759             627               -            1,467
   Other current assets              18,729           2,242           1,804         (20,794)           1,981
                              -------------------------------------------------------------------------------
Total current assets                 18,850          64,920          32,480         (20,794)          95,456
Property, plant, and
   equipment, net                         -           7,685           5,881               -           13,566
Goodwill                                  -          10,986           2,803               -           13,789
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                650               -               -               -              650
Other assets                          1,138           4,916             118          (5,427)             745
                              -------------------------------------------------------------------------------
Total assets                       $ 80,947       $ 124,295        $ 41,282      $ (122,318)       $ 124,206
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $   7,172        $  6,082      $     (769)       $  12,485
   Trade accounts payable               239          17,221          18,214          (1,877)          33,797
   Accrued compensation and
     employee benefits                    -           5,139           2,132               -            7,271
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          5,072           5,482           3,722          (1,904)          12,372
   Income taxes payable                   -          21,623               -         (18,680)           2,943
   Current maturities of
     long-term obligations            6,146             500           1,183               -            7,829
                              -------------------------------------------------------------------------------
Total current liabilities            11,752          57,137          31,333         (23,230)          76,992
Pension obligation                        -           1,483               -               -            1,483
Deferred income taxes                     -           5,929               -          (1,138)           4,791
Senior notes                         91,317               -               -               -           91,317
N/P to N.E.S. Investment Co.         13,172               -               -               -           13,172
Other long-term obligations               -           3,917           3,129          (2,349)           4,697
Stockholder's equity
(deficit)                           (35,294)         55,829           6,820         (95,601)         (68,246)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 80,947       $ 124,295        $ 41,282      $ (122,318)       $ 124,206
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

L.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                Combined         Combined
                                                Guarantor      Non-Guarantor
December 31, 2004:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     12        $    509        $    366      $        -        $     887
   Accounts receivable, net               -          16,281          23,353               -           39,634
   Inventories                            -          22,418           6,133               -           28,551
   Deferred income taxes                 81               -             519            (117)             483
   Other current assets              13,024           2,154           2,518         (15,117)           2,579
                              -------------------------------------------------------------------------------
Total current assets                 13,117          41,362          32,889         (15,234)          72,134
Property, plant, and
   equipment, net                         -           5,770           6,337               -           12,107
Goodwill                                  -          10,986           2,995               -           13,981
Investment in subsidiaries           60,009          34,977               -         (94,986)               -
Deferred financing costs              1,170               -               -               -            1,170
Other assets                            300           4,922             126          (4,513)             835
                              -------------------------------------------------------------------------------
Total assets                       $ 74,596        $ 98,017        $ 42,347      $ (114,733)       $ 100,227
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 13,297        $  5,971      $   (2,048)       $  17,220
   Trade accounts payable                72           9,806          22,348          (2,008)          30,218
   Accrued compensation and
     employee benefits                  717           3,149           2,476               -            6,342
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          2,485           3,440           4,203          (1,443)           8,685
   Income taxes payable                   -          14,355               -         (12,964)           1,391
   Current maturities of
     long-term obligations            7,967             596             891               -            9,454
                              -------------------------------------------------------------------------------
Total current liabilities            11,536          44,643          35,889         (18,463)          73,605
Pension obligation                        -           1,233               -               -            1,233
Deferred income taxes                   247           1,933             792               -            2,972
Senior notes                         97,463               -               -               -           97,463
N/P to N.E.S. Investment Co.         10,209               -               -               -           10,209
Other long-term obligations               -           4,417           3,097          (2,583)           4,931
Stockholder's equity
(deficit)                           (44,859)         45,791           2,569         (93,687)         (90,186)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 74,596        $ 98,017        $ 42,347      $ (114,733)       $ 100,227
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

L.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                       Combined        Combined
                                                       Guarantor     Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2005:
Net sales                                  $      -     $ 216,855        $ 85,391       $     -     $ 302,246
Cost of products sold                             -       164,563          71,311             -       235,874
                                        ------------------------------------------------------------------------
Gross profit                                      -        52,292          14,080             -        66,372
Total operating expenses                      1,799        17,783          10,675             -        30,257
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,799)       34,509           3,405             -        36,115
Interest expense, net                         2,663         1,450             696             -         4,809
Miscellaneous expense                           400           650             195             -         1,245
                                        ------------------------------------------------------------------------
Income (loss) before income taxes            (4,862)       32,409           2,514             -        30,061
Income tax expense (benefit)                 (7,101)       15,164            (893)            -         7,170
                                        ------------------------------------------------------------------------
Net income                                 $  2,239     $  17,245        $  3,407       $     -     $  22,891
                                        ========================================================================

                                                       Combined        Combined
                                                       Guarantor     Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2004:
Net sales                                  $      -     $ 141,215        $ 94,512        $   (8)    $ 235,719
Cost of products sold                             -       113,663          82,115            (8)      195,770
                                        ------------------------------------------------------------------------
Gross profit                                      -        27,552          12,397             -        39,949
Total operating expenses                      1,419        16,123           9,303             -        26,845
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,419)       11,429           3,094             -        13,104
Interest expense, net                         4,962         1,008             939             -         6,909
Miscellaneous expense (income)               (1,054)          606            (483)            -          (931)
                                        ------------------------------------------------------------------------
Income (loss) before income taxes            (5,327)        9,815           2,638             -         7,126
Income tax expense (benefit)                   (733)        3,999               -             -         3,266
                                        ------------------------------------------------------------------------
Net income (loss)                          $ (4,594)    $   5,816        $  2,638        $    -     $   3,860
                                        ========================================================================

                                                       Combined        Combined
                                                       Guarantor     Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2003:
Net sales                                 $       -     $ 149,680        $ 44,906        $ (245)    $ 194,341
Cost of products sold                             -       125,581          42,329          (245)      167,665
                                        ------------------------------------------------------------------------
Gross profit                                      -        24,099           2,577             -        26,676
Total operating expenses                      1,434        16,899           4,868             -        23,201
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,434)        7,200          (2,291)            -         3,475
Interest expense, net                        13,716         1,200             349             -        15,265
Miscellaneous expense (income)                  473           607            (241)            -           839
                                        ------------------------------------------------------------------------
Income (loss) before income taxes           (15,623)        5,393          (2,399)            -       (12,629)
Income tax expense (benefit)                 (2,294)        2,294               4             -             4
                                        ------------------------------------------------------------------------
Net income (loss)                         $ (13,329)    $   3,099        $ (2,403)       $    -     $ (12,633)
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

L.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                       Combined        Combined
                                                       Guarantor     Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2005:
Net cash  provided by (used in)
   operating activities                    $ (1,331)     $ 16,861         $ (1,782)        $  8      $ 13,756

Investing activities:
   Purchases of property, plant and
     equipment                                    -        (2,889)            (702)           -        (3,591)
   Proceeds from disposals of PP&E                -            36                8            -            44
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -        (2,853)            (694)           -        (3,547)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -        (6,125)           1,913            -        (4,212)
   Proceeds from long-term obligations        2,000             -              523            -         2,523
   Payments on Senior Notes                  (6,146)            -                -            -        (6,146)
   Principal payments on long-term
     obligations                                  -          (596)            (295)           -          (891)
   Payments of additional
     consideration to bondholders            (1,821)            -                -            -        (1,821)
   Distributions                              7,326        (7,326)               -            -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       1,359       (14,047)           2,141            -       (10,547)
Exchange rate changes on cash                     -             -                2           (8)           (6)
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                   28           (39)            (333)           -          (344)
Cash and cash equivalents at beginning
   of year                                       12           509              366            -           887
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                    $     40      $    470         $     33         $  -      $    543
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

L.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                       Combined        Combined
                                                       Guarantor     Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2004:
Net cash  provided by (used in)
   operating activities                    $ (2,674)      $ 3,633            $ 924         $ (7)      $ 1,876

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (344)            (375)           -          (719)
   Proceeds from disposals of PP&E                -             6               26            -            32
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (338)            (349)           -          (687)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -         4,152           (1,177)           -         2,975
   Proceeds from long-term obligations       10,000         3,768              627            -        14,395
   Payments on Senior Notes                  (3,073)            -                -            -        (3,073)
   Principal payments on long-term
     obligations                                  -          (525)            (817)           -        (1,342)
   Payments of additional
     consideration to bondholders           (14,114)            -                -            -       (14,114)
   Distributions                              9,759        (9,759)               -            -             -
   Intercompany loan activity                     -        (1,156)           1,156            -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       2,572        (3,520)            (211)           -        (1,159)
Exchange rate changes on cash                     -             -               (1)           7             6
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                 (102)         (225)             363            -            36
Cash and cash equivalents at beginning
   of year                                      114           734                3            -           851
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                    $     12       $   509            $ 366         $  -       $   887
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2005

L.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                       Combined        Combined
                                                       Guarantor     Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2003:
Net cash  provided by (used in)
   operating activities                   $ (14,785)     $  8,332         $  1,068        $  (9)    $  (5,394)

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (454)            (327)           -          (781)
   Proceeds from disposals of PP&E                -            90                3            -            93
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (364)            (324)           -          (688)

Financing activities:
   Net increase in borrowings on notes
     payable                                      -         1,257              581            -         1,838
   Principal payments on long-term
     obligations                                  -          (512)             (77)           -          (589)
   Distributions                             10,550       (10,550)               -            -             -
   Intercompany loan activity                  (175)        1,415           (1,240)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      10,375        (8,390)            (736)           -         1,249
Exchange rate changes on cash                     -            47               (7)           9            49
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                               (4,410)         (375)               1            -        (4,784)
Cash and cash equivalents at beginning
   of year                                    4,524         1,109                2            -         5,635
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $     114      $    734         $      3        $   -     $     851
                                        ========================================================================

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 15, 2006:

Name                         Age    Position with the Company

Ronald W. Kaplan             54     President and Chief Executive Officer
James L. Smothers            49     Vice President
Jimmy L. Dickinson           63     Vice President and Chief Financial Officer
Edward F. Crawford           66     Director
Donald F. Hastings           77     Director
C. Wesley McDonald           65     Director
Robert J. Tomsich            75     Director
James W. Wert                59     Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Kaplan was appointed President and Chief Executive Officer of the Company effective February 13, 2006. Prior to joining the Company, Mr. Kaplan had been employed since 1979 with Harsco Corporation, a multinational provider of industrial services and engineered products. Mr. Kaplan held various positions with Harsco, serving as President of the Harsco GasServ division since 1998.

Mr. Smothers has served as Vice President of the Company since October 2001 and has also served as Vice President of Continental Conveyor & Equipment Company since August 1999 and Executive Vice President of Continental Conveyor & Equipment Company since October 2001. In addition to the foregoing, Mr. Smothers served as Director of International Sales and Manager of Systems Engineering of Continental Conveyor & Equipment Company from 1992 through 1999 and Managing Director of CCE Pty. Ltd. in 1999.

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

Mr. Wert has served as a Director of the Company since its inception. In addition, Mr. Wert is President of Clanco Management Corporation, an investment advisory firm located in Cleveland, Ohio. Prior to his service with the Company, he held a number of executive management positions including Chief Financial Officer and Chief Investment Officer over his twenty year career with KeyCorp, a financial services company based in Cleveland, Ohio, and its predecessor, Society Corporation. He serves on the Board of Directors of Park-Ohio Holdings, Inc., Cleveland, Ohio, and Marlin Leasing Corporation, Philadelphia, Pennsylvania.

Audit Committee Membership
Effective May 19, 2005, the Company's board of directors elected the following three independent board members to serve on the Audit Committee: Mr. James W. Wert, Chairman, Mr. Donald F. Hastings, and Mr. Edward F. Crawford. The Audit Committee's principal function is to assist the board of directors with its oversight responsibilities with respect to the integrity of the Company's financial statements and financial reporting process.

Audit Committee Financial Expert
The Company's board of directors has not determined whether the Company has an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.

                                                                                      Other Annual
Name and Principal Position                   Year       Salary        Bonus        Compensation (1)

C. Wesley McDonald, Vice Chairman             2005     $ 181,095      $       -          $       -
    and Interim President and CEO (2)

Robert W. Hale, President and Chief           2005       152,800              -             19,079
    Executive Officer (2)                     2004       458,400        422,206            267,701
                                              2003       458,400        250,000             58,282

Jimmy L. Dickinson, Vice President and        2005       154,140         11,775             13,145
    Chief Financial Officer                   2004       150,720          9,075             10,505
                                              2003       149,985         15,978             11,824

James Smothers, Vice President                2005       165,255         11,209             11,012
                                              2004       163,800          8,342             10,763
                                              2003       156,825         15,892             10,083

(1) Amounts shown reflect contributions made by the Company on behalf of the named executives under the Continental Conveyor & Equipment Company Savings and Profit Sharing Plan, the Continental Conveyor & Equipment Retirement Plan for Salaried and Hourly (Non-Union) Employees at Salyersville, Kentucky, and the Continental Global Group, Inc. Phantom Stock Plan. Other than payment to Mr. Hale for $306,849 in settlement of amounts vested under the Phantom Stock Plan, no amounts shown were received by any of the named executives.
(2) Effective April 30, 2005, Mr. Hale resigned as President and CEO of the Company. On May 1, 2005, the Company appointed Mr. McDonald as Interim President and CEO, where he served until February 13, 2006.

Director Compensation
Each director of the Company not employed by the Company or any entity affiliated with the Company received $25,000 for serving as a director of the Company during the year. Mr. McDonald received $6,250 for serving as a director of the Company prior to being appointed Interim President and CEO of the Company in May 2005. Also, the Company will reimburse such director for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Employment Agreement
On February 13, 2006, the Company's Board of Directors appointed Ronald W. Kaplan as President and Chief Executive Officer of the Company. The terms and conditions of Mr. Kaplan's employment are governed by a one year employment agreement in effect as of February 13, 2006. Under the employment agreement, Mr. Kaplan receives a compensation package including a salary of $33,334 per month, an annual bonus based on pre-tax profit targets, retirement and health benefits, a car allowance, eligibility to participate in the Company's life insurance plan, vacation time and relocation expenses. Additionally, Mr. Kaplan's employment agreement grants him the right to voluntarily terminate his employment in the event that the Company experiences a change of control, as defined in the agreement. This change of control provision entitles Mr. Kaplan to receive his base salary for a period of 24 months following the effective date of his resignation. Mr. Kaplan's employment agreement also contains provisions that permit the Company to terminate his employment for "cause," as such term is defined in the employment agreement, as well as for specified events such as disability.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2006:

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

Item 13.  Certain Relationships and Related Transactions

Company Formation

The Company is a Delaware Corporation formed on February 4, 1997, for the purpose of owning all of the common stock of Continental Conveyor & Equipment Company ("CCE") and Goodman Conveyor Company ("GCC"). The Company, which is a holding company with limited assets and operations other than its investments in its subsidiaries, is owned 100% by N.E.S. Investment Co.

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

Management Agreement

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2005 under the Management Agreement was $2,008,287. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, for review of the financial information included in the Company's quarterly reports on Form 10-Q for such fiscal years, and in connection with statutory and regulatory filings for such fiscal years, were approximately $502,000 and $574,000, respectively.

Audit Related Fees
None.

Tax Fees
The aggregate fees for services rendered by Ernst & Young LLP in connection with income tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were approximately $44,000 and $42,000, respectively.

All Other Fees
None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services
The audit committee has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of the auditors.

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the audit committee. All audit and non-audit services provided by the independent auditors during 2005 were approved by the audit committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

             Documents Filed as Part of this Report:

             1. Consolidated Financial Statements.

                The consolidated financial statements listed below together with the report thereon of the independent registered public accounting firm dated March 17, 2006 are included in Item 8.

                Report of Independent Registered Public Accounting Firm.

                Consolidated Balance Sheets at December 31, 2005 and 2004.

                Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005.

                Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2005.

                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.

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

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2006.

                                  CONTINENTAL GLOBAL GROUP, INC.

                                  By:  /s/ Ronald W. Kaplan
                                  --------------------------
                                  Name: Ronald W. Kaplan
                                  Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                    Title                                 Date

/s/ Ronald W. Kaplan                          President and Chief Executive Officer                March 31, 2006
-----------------------------------------
Ronald W. Kaplan                              (Principal Executive Officer)

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           March 31, 2006
-----------------------------------------
Jimmy L. Dickinson                            (Principal Financial Officer and Principal
                                               Accounting Officer)

/s/ Edward F. Crawford                        Director                                             March 31, 2006
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             March 31, 2006
-----------------------------------------
Donald F. Hastings

/s/ C. Wesley McDonald                        Director                                             March 31, 2006
-----------------------------------------
C. Wesley McDonald

/s/ Robert J. Tomsich                         Director                                             March 31, 2006
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             March 31, 2006
-----------------------------------------
James W. Wert

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

Exhibit
Number        Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group,
              Inc., as currently in effect.                                    *

    (b) Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc.

    3.2       By-Laws of Continental Global Group, Inc., as currently in
              effect.                                                          *

    3.3       Certificate of Incorporation of Continental Conveyor &
              Equipment Company, as currently in effect.                       *

    3.4       By-Laws of Continental Conveyor & Equipment Company, as
              currently in effect.                                             *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as
              currently in effect.                                             *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.     *

    4.1 Indenture, dated as of April 1, 1997, among Continental Global Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor Company, and the Trustee (containing, as exhibits,
              specimens of the Series A Notes and the Series B Notes).         *

    4.2 Supplemental Indenture, dated as of October 4, 2004, between Continental Global Group, Inc., Continental Conveyor & Equipment Pty., Ltd., Continental ACE Pty., Goodman Conveyor Company, Continental Conveyor & Equipment Company, and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

    4.3 Indenture, dated October 4, 2004, among Continental Global Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Wells Fargo Bank, National Association. (Filed as Exhibit 4.1 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    4.4 9% Convertible Subordinated Promissory Note, dated October 4, 2004, from Continental Global Group, Inc. to N.E.S. Investment Co. in the amount of $10,000,000. (Filed as Exhibit 4.3 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    10.1 Second Amended and Restated Credit Facility and Security Agreement, dated October 4, 2004, by and among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, N.A. (Filed as Exhibit 4.2 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between
              Continental Global Group, Inc. and Nesco, Inc.                   *

    10.3 Employment Agreement, effective February 13, 2006, between Continental Global Group, Inc. and Ronald Kaplan. (Filed as
              Exhibit 10.3 to Form 8-K filed by the Company on March 17, 2006, and is incorporated herein by reference.)

    10.4      Reserved

    10.5 First Amendment to Second Amended and Restated Credit Facility and Security Agreement, dated March 9, 2006, by Continental Conveyor & Equipment Company, Goodman Conveyor Company, and JP Morgan Chase Bank, N.A., successor by merger to Bank One, N.A.

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits


  Exhibit
   Number     Description of Exhibit

    10.6 Forbearance Agreement, effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.7 Forbearance Agreement, effective as of May 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.8 Amendment 1, dated as of May 27, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.9 Forbearance Agreement, effective as of June 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.10 Amendment 2, dated as of June 14, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.11 Forbearance Agreement, effective as of June 15, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.12 Commitment Letter, dated as of July 12, 2004, from Bank One, NA to Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Continental Global Group, Inc. (Filed as Exhibit
              10.12 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.13 Amendment 3, dated as of July 13, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and Wayzata Advisers LLC. (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.14 Forbearance Agreement, effective as of July 13, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.15 Forbearance Agreement, effective as of July 29, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.15 to the Company's Form 10-Q for the quarter ended June 30, 2004, and is incorporated herein by reference.)

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits


  Exhibit
   Number     Description of Exhibit

   10.16 Forbearance Agreement, effective as of August 31, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

   10.17 Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 99.1 to Form 8-K filed by the Company on July 23, 2004, and is incorporated herein by reference.)

   10.18 First Amendment, dated as of July 30, 2004, to Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 99.1 to Form 8-K filed by the Company on August 3, 2004, and is incorporated herein by reference.)

   10.19 Second Amendment, dated as of October 1, 2004, to Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

     12 Statement regarding computation of ratio of earnings to fixed charges

     21       Subsidiaries of registrant

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18, U.S.C. 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002


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