Form 10-Q
period 2006-03-31
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2006-05-15
CIK 1039785, 1039786, 24008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of April 30, 2005, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              March 31, 2006 and December 31, 2005                                                  2

                              Condensed Consolidated Statements of Operations
                              Three Months ended March 31, 2006 and 2005                                            3

                              Condensed Consolidated Statements of Cash Flows
                              Three Months ended March 31, 2006 and 2005                                            4

                              Notes to Condensed Consolidated Financial Statements                               5-12

            Item 2            Management's Discussion and Analysis of Financial Condition and Results
                              of Operations                                                                     13-17

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           18

            Item 4            Controls and Procedures                                                              18

Part II     Other Information

            Item 1            Legal Proceedings                                                                    19

            Item 1A           Risk Factors                                                                         19

            Item 6            Exhibits                                                                             19

            Signatures                                                                                             20

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                           March 31            December 31
                                                                             2006                 2005
                                                                    -------------------- --------------------
                                                                         (Unaudited)            (Audited)

Assets:
Current assets:
   Cash and cash equivalents                                            $     890,706        $     543,400
   Accounts receivable, net                                                52,828,956           49,294,104
   Inventories                                                             45,580,994           42,170,889
   Deferred income taxes                                                    1,449,813            1,466,751
   Other current assets                                                     1,713,846            1,980,832
                                                                    -------------------- --------------------
Total current assets                                                      102,464,315           95,455,976

Property, plant and equipment                                              35,410,057           35,387,432
Less accumulated depreciation                                              21,753,788           21,821,194
                                                                    -------------------- --------------------
                                                                           13,656,269           13,566,238

Goodwill                                                                   13,715,733           13,789,054
Deferred financing costs                                                      519,902              649,878
Other assets                                                                  735,524              745,199
                                                                    -------------------- --------------------
                                                                        $ 131,091,743        $ 124,206,345
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  10,759,681        $  12,485,090
   Trade accounts payable                                                  32,583,965           33,797,142
   Accrued compensation and employee benefits                               7,784,269            7,270,396
   Accrued interest on senior notes                                           590,150              295,075
   Other accrued liabilities                                               11,378,400            9,376,016
   Management fees payable to Nesco, Inc.                                   3,599,080            2,996,054
   Income taxes payable                                                     1,908,933            2,942,570
   Current maturities of long-term obligations                              8,452,136            7,829,379
                                                                    -------------------- --------------------
Total current liabilities                                                  77,056,614           76,991,722

Pension obligations                                                         1,542,888            1,483,305
Deferred income taxes                                                       4,729,993            4,790,887
Senior notes                                                               91,316,624           91,316,624
Note payable to N.E.S. Investment Co.                                      13,462,235           13,171,985
Other long-term obligations, less current maturities                        4,481,578            4,697,353

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (56,613,908)         (63,536,195)
   Accumulated other comprehensive loss                                    (6,877,969)          (6,703,024)
                                                                    -------------------- --------------------
                                                                          (61,498,189)         (68,245,531)
                                                                    -------------------- --------------------
                                                                        $ 131,091,743        $ 124,206,345
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations

                                                                     Three months ended March 31
                                                                       2006                2005
                                                                ------------------- -------------------
                                                                             (Unaudited)

Net sales                                                            $ 87,012,545        $ 65,054,714
Cost of products sold                                                  68,342,154          52,492,226
                                                                ------------------- -------------------
Gross profit                                                           18,670,391          12,562,488

Operating expenses:
   Selling and engineering                                              4,013,278           3,687,878
   General and administrative                                           3,117,058           3,175,027
   Management fee                                                         603,026             309,802
   Amortization expense                                                     6,590               6,590
   Restructuring charges                                                        -               2,490
                                                                ------------------- -------------------
Total operating expenses                                                7,739,952           7,181,787
                                                                ------------------- -------------------
Operating income                                                       10,930,439           5,380,701

Other expense (income):
   Interest expense, net                                                1,231,313           1,092,789
   Miscellaneous expense (income)                                         (76,005)             66,996
                                                                ------------------- -------------------
Total other expenses                                                    1,155,308           1,159,785
                                                                ------------------- -------------------
Income before income taxes                                              9,775,131           4,220,916
Income tax expense                                                      2,852,844             928,602
                                                                ------------------- -------------------
Net income                                                           $  6,922,287        $  3,292,314
                                                                =================== ===================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                         Three months ended March 31
                                                                         2006                   2005
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                            $ 6,922,287            $ 3,292,314
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
     Provision for depreciation and amortization                             527,057                505,540
     Amortization of deferred financing costs                                129,976                129,976
     Deferred income taxes                                                  (132,010)              (177,969)
     Non-cash interest paid in-kind                                          290,250                225,000
     Loss (gain) on disposal of assets                                         4,818                   (528)
     Changes in operating assets and liabilities                          (5,543,402)            (7,570,410)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) operating activities                        2,198,976             (3,596,077)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (679,380)              (406,839)
   Proceeds from sale of property, plant, and equipment                        1,414                  1,778
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (677,966)              (405,061)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                 (1,656,410)             3,415,730
   Proceeds from long-term obligations                                       739,800                778,100
   Principal payments on long-term obligations                              (265,219)              (405,319)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                       (1,181,829)             3,788,511
Effect of exchange rate changes on cash                                        8,125                (15,566)
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                             347,306               (228,193)
Cash and cash equivalents at beginning of period                             543,400                887,256
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                               $   890,706            $   659,063
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2005, included in the Company's Form 10-K.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 58% and 67% of inventories at March 31, 2006 and December 31, 2005, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $4,489,000 and $4,302,000 at March 31, 2006 and December 31, 2005, respectively.

D.   Warranty Costs

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

                                                  2006              2005
                                            ----------------- -----------------
Balance as of January 1                         $ 1,731,456       $ 1,634,049
Provision for warranties                            338,444           283,522
Settlements made during the period                 (267,535)          (77,296)
Effect of exchange rate changes                      (2,029)          (15,034)
                                            ----------------- -----------------
Balance as of March 31                          $ 1,800,335       $ 1,825,241
                                            ================= =================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


E.   Comprehensive Income

The components of comprehensive income for the three months ended March 31 are as follows:

                                                                     2006              2005
                                                              -----------------------------------

Net income                                                        $ 6,922,287       $ 3,292,314
Other comprehensive income (loss):
   Foreign currency translation adjustment                           (174,945)         (149,788)
   Change in fair value of derivative hedge, net of tax                     -            (5,333)
                                                              -----------------------------------
Comprehensive income                                              $ 6,747,342       $ 3,137,193
                                                              ===================================

F.   Employee Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 are as follows:

                                                   2006              2005
                                             ----------------- -----------------
Service cost                                     $   51,203        $   53,857
Interest cost                                       132,349           128,347
Expected return on plan assets                     (154,472)         (146,479)
Amortization of prior service cost                   19,342            11,161
Recognized loss                                      11,161            14,898
                                             ----------------- -----------------
Net periodic benefit cost                        $   59,583        $   61,784
                                             ================= =================

G.   Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


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

                                                           Three months ended
                                                                March 31
                                                         2006               2005
                                                --------------------------------------
                                                              (in thousands)
Net sales:
   Conveyor equipment                                  $ 77,352           $ 57,486
   Manufactured housing products                          9,472              7,440
   Other                                                    188                129
                                                --------------------------------------
Total net sales                                        $ 87,012           $ 65,055
                                                ======================================

Segment operating income:
   Conveyor equipment                                  $ 11,158            $ 5,717
   Manufactured housing products                            711                350
   Other                                                     27                 31
                                                --------------------------------------
Total segment operating income                           11,896              6,098
   Management fee                                           603                310
   Amortization expense                                       7                  7
   Restructuring charges                                      -                  2
   Corporate expense                                        356                398
                                                --------------------------------------
Total operating income                                   10,930              5,381
   Interest expense, net                                  1,231              1,093
   Miscellaneous expense (income)                           (76)                67
                                                --------------------------------------
Income before income taxes                             $  9,775            $ 4,221
                                                ======================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


I.   Guarantor and Non-Guarantor Subsidiaries

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's Australian, United Kingdom and South African subsidiaries are not guarantors of the Senior Notes.

Summarized consolidating balance sheets as of March 31, 2006 and December 31, 2005 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
March 31, 2006:                 The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     72       $     700        $    119      $        -        $     891
   Accounts receivable, net               -          28,876          23,957              (4)          52,829
   Inventories                            -          36,195           9,386               -           45,581
   Deferred income taxes                 81             830             538               -            1,449
   Other current assets              20,242           2,190           1,629         (22,347)           1,714
                              -------------------------------------------------------------------------------
Total current assets                 20,395          68,791          35,629         (22,351)         102,464
Property, plant, and
   equipment, net                         -           7,945           5,711               -           13,656
Goodwill                                  -          10,987           2,729               -           13,716
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                520               -               -               -              520
Other assets                          1,138           4,905             115          (5,422)             736
                              -------------------------------------------------------------------------------
Total assets                       $ 82,362       $ 128,416        $ 44,184      $ (123,870)       $ 131,092
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $   3,564        $  7,945      $     (749)       $  10,760
   Trade accounts payable               192          17,673          16,566          (1,847)          32,584
   Accrued compensation and
     employee benefits                   20           5,514           2,250               -            7,784
   Accrued interest                     590               -               -               -              590
   Other accrued liabilities          5,640           5,515           5,722          (1,900)          14,977
   Income taxes payable                   -          22,151               -         (20,242)           1,909
   Current maturities of
     long-term obligations            6,146             500           1,806               -            8,452
                              -------------------------------------------------------------------------------
Total current liabilities            12,588          54,917          34,289         (24,738)          77,056
Pension obligation                        -           1,543               -               -            1,543
Deferred income taxes                     -           5,868               -          (1,138)           4,730
Senior notes                         91,317               -               -               -           91,317
N/P to N.E.S. Investment Co.         13,462               -               -               -           13,462
Other long-term obligations               -           3,792           3,030          (2,340)           4,482
Stockholder's equity
(deficit)                           (35,005)         62,296           6,865         (95,654)         (61,498)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 82,362       $ 128,416        $ 44,184      $ (123,870)       $ 131,092
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

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

                                 March 31, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months ended March 31, 2006 and 2005, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2006:
Net sales                                    $      -      $ 64,088        $ 22,924          $  -      $ 87,012
Cost of products sold                               -        48,297          20,045             -        68,342
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        15,791           2,879             -        18,670
Total operating expenses                          559         4,593           2,588             -         7,740
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (559)       11,198             291             -        10,930
Interest expense, net                             715           313             203             -         1,231
Miscellaneous expense (income)                      -            77            (153)            -           (76)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,274)       10,808             241             -         9,775
Income tax expense (benefit)                   (1,562)        4,341              74             -         2,853
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    288      $  6,467        $    167          $  -      $  6,922
                                          ============= ============= =============== ============= =============



                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2005:
Net sales                                    $      -      $ 44,179        $ 20,876          $  -      $ 65,055
Cost of products sold                               -        34,728          17,764             -        52,492
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -         9,451           3,112             -        12,563
Total operating expenses                           68         4,507           2,607             -         7,182
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                           (68)        4,944             505             -         5,381
Interest expense, net                             650           276             167             -         1,093
Miscellaneous expense (income)                      6           111             (50)            -            67
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes                (724)        4,557             388             -         4,221
Income tax expense (benefit)                     (895)        1,824               -             -           929
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    171      $  2,733        $    388          $  -      $  3,292
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the three months ended March 31, 2006 and 2005, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Three months ended March 31, 2006:
Net cash provided by (used in)
   operating activities                         $ 32       $ 4,480        $ (2,302)       $  (11)      $ 2,199

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (517)           (162)            -          (679)
   Proceeds from sale of property,
     plant, and equipment                          -             -               1             -             1
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (517)           (161)            -          (678)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (3,608)          1,952             -        (1,656)
   Proceeds from long-term obligations             -             -             740             -           740
   Principal payments on long-term
     obligations                                   -          (125)           (140)            -          (265)
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                            -        (3,733)          2,552             -        (1,181)
Exchange rate changes on cash                      -             -              (3)           11             8
                                         ------------- ------------- --------------- ------------- -------------
Increase in cash and cash equivalents             32           230              86             -           348
Cash and cash equivalents at beginning
   of period                                      40           470              33             -           543
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                       $ 72       $   700        $    119        $    -       $   891
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Three months ended March 31, 2005:
Net cash provided by (used in)
   operating activities                         $ 49      $ (1,202)       $ (2,443)         $  -      $ (3,596)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (254)           (153)            -          (407)
   Proceeds from sale of property,
     plant, and equipment                          -             1               1             -             2
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (253)           (152)            -          (405)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         1,607           1,809             -         3,416
   Proceeds from long-term obligations             -             -             778             -           778
   Principal payments on long-term
     obligations                                   -          (172)           (233)            -          (405)
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by financing                     -         1,435           2,354             -         3,789
   activities
Exchange rate changes on cash                      -             -             (16)            -           (16)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                    49           (20)           (257)            -          (228)
Cash and cash equivalents at beginning
   of period                                      12           509             366             -           887
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                       $ 61      $    489        $    109          $  -      $    659
                                         ============= ============= =============== ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2005 and the unaudited financial statements and notes contained herein.

General

The Company, through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2006 and 2005.

                                    Three months ended
                                         March 31
                                 --------------------------
                                    2006          2005

Net sales                            100.0%       100.0%
Cost of products sold                 78.5         80.7
Gross profit                          21.5         19.3
SG&A expenses                          8.2         10.5
Management fee                         0.7          0.5
Operating income                      12.6          8.3

Three months ended March 31, 2006, compared to three months ended March 31, 2005:

Net Sales
Net sales increased $21.9 million, or 34%, from $65.1 million in 2005 to $87.0 million in 2006. Net sales in the domestic operations of the Company's conveyor equipment segment increased $17.8 million due primarily to increased sales volumes. The increased sales volumes resulted from improved market conditions in the coal industry creating higher demand for coal which resulted in increased capital spending by the Company's major customers in the coal industry. The Company's domestic subsidiaries began 2005 with a backlog of $21.5 million. At the beginning of 2006, the backlog in the domestic subsidiaries was $92.4 million. Net sales in the foreign operations of the Company's conveyor equipment segment increased $2.0 million, net of a $1.4 million decrease due to changes in foreign currency translation rates. When adjusted for foreign currency fluctuations, net sales in Australia and the United Kingdom increased by $1.2 million and $2.6 million, respectively, and net sales in South Africa decreased by $0.4 million. The increase in Australia resulted from increased shipments due to improved market conditions. The backlog in the Company's Australian subsidiary was $34.7 million at the beginning of 2006, an increase of $20.7 million from the beginning of 2005. The increase in the United Kingdom was due to increased sales of engineered systems projects. Net sales in the Company's manufactured housing segment increased $2.0 million as a result of increased shipments and a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based on the Manufactured Housing Institute Economic Report for March 2006, shipments of manufactured homes for the first three months of 2006 increased 9% from the same period of the prior year. While shipments to FEMA and other hurricane related demand also contributed to this increase, FEMA production was concluded by February 2006. Net sales in the Company's other segment increased $0.1 million.

Gross Profit
Gross profit increased $6.1 million, or 48%, from $12.6 million in 2005 to $18.7 million in 2006, due to a $4.6 million increase in volume and a $1.5 million increase in margin. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $5.9 million due to the increased sales volumes which contributed to a more efficient utilization of overhead expenses and resulted in improved gross profit margins. Gross profit in the foreign operations of the conveyor equipment segment decreased $0.2 million and was primarily due to a decrease in the South African operations which resulted from decreased sales volumes. Gross profit in the Company's manufactured housing segment increased $0.4 due to increased sales volume.

Gross profit as a percentage of net sales increased from 19.3% in 2005 to 21.5% in 2006. The improvement primarily resulted from the increased sales volume and improved utilization in the domestic conveyor equipment operations.

SG&A Expenses
SG&A expenses increased $0.3 million, or 4%, from $6.8 million in 2005 to $7.1 million in 2006. This increase resulted from increased employee expenses at the Company's domestic subsidiaries.

Operating Income
Operating income increased $5.5 million, from $5.4 million in 2005 to $10.9 million in 2006. This increase resulted from the $6.1 million increase in gross profit, partially offset by the $0.3 million increase in SG&A expenses and a $0.3 million increase in management fees. Management fees are based on the Company's Adjusted EBITDA earnings and this increase is a direct result of the Company's increased profits.

Income Tax Expense
Income tax expense increased $1.9 million, from $0.9 million in 2005 to $2.8 million in 2006. The increase resulted from Company's increased profits.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income increased $3.6 million, from $3.3 million in 2005 to $6.9 million in 2006. The increase resulted from the $5.5 million increase in operating income, combined with a $0.1 million decrease in miscellaneous expenses, and offset by a $0.1 million increase in interest expense and the $1.9 million increase in income tax expense.

Backlog
Backlog at March 31, 2006 was $144.1 million, an increase of $7.0 million, or 5%, from $137.1 million at December 31, 2005. At March 31, 2006, backlog in the domestic operations of the Company's conveyor equipment segment was $104.7 million, an increase of $12.3 million from December 31, 2005, and backlog in the foreign operations of the Company's conveyor equipment segment was $39.4 million, a decrease of $5.3 million from December 31, 2005. Management believes that approximately 90% of the backlog will be shipped in 2006.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $2.2 million and $(3.6) million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities in 2006 resulted from net income of $6.9 million, combined with non-cash expenses of $0.8 million, and partially offset by a net increase in operating assets and liabilities of $5.5 million. The net increase in operating assets primarily resulted from increased accounts receivable and inventory balances. The increase in accounts receivable resulted from increased sales in the first quarter of 2006 compared to the fourth quarter of 2005. The increase in inventory resulted from increased production to support the increased backlog in the domestic operations. Net cash used in operating activities in 2005 resulted from net income of $3.3 million, combined with non-cash expenses of $0.7 million and offset by a net increase in operating assets and liabilities of $7.6 million.

Net cash used in investing activities was $0.7 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $(1.2) million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively. Net cash used in financing activities in 2006 resulted from a net decrease in borrowings on notes payable of $1.6 million combined with principal payments on long-term obligations of $0.3 million, partially offset by proceeds from long-term obligations of $0.7 million. Net borrowings on notes payable in the domestic subsidiaries decreased $3.6 million while net borrowings on notes payable in the foreign subsidiaries increased $2.0 million. Proceeds from long-term obligations represent additional proceeds on the Australian subsidiary's term loan with National Australia Bank. Net cash provided by financing activities in 2005 resulted from a net increase in borrowings on notes payable of $3.4 million combined with proceeds from long-term obligations of $0.8 million and offset by principal payments on long-term obligations of $0.4 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. Capital expenditures for the first three months of 2006 were $0.7 million, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of March 31, 2006, the Company had outstanding principal balances on its domestic and foreign credit facilities of approximately $3.6 million and $7.2 million, respectively.

The Company's Senior Notes outstanding indebtedness has been classified as short and long-term liabilities as of March 31, 2006 based upon the payment terms of the debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at March 31, 2006 of Senior Notes, including
   current portion of $6,146,438                                $ 97,463,062
Interest payments on Series A Notes, 2006-2008                   (15,980,737)
Interest payments on Series B Notes, 2006-2008                    (2,458,575)
Maturity of outstanding 11% Senior Notes due 2007                (10,730,000)
                                                             ------------------
Maturity of Series A and Series B Notes due 2008                $ 68,293,750
                                                             ==================

At March 31, 2006, the Company had cash and cash equivalents of approximately $0.9 million and approximately $23.1 million available for use under its domestic credit facility, representing approximately $24.0 million of liquidity. With the completion of the debt exchange in October 2004, the Company reduced its annual debt service requirements related to interest payments on its Senior debt by approximately $5.9 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, down from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service requirements for interest related to these debt instruments in 2005 was approximately $0.3 million in cash and $1.0 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the three months ended March 31, 2006 decreased by approximately $1.4 million from the corresponding period in the prior year due to changes in foreign currency translation rates. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation losses included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $0.2 million for the three months ended March 31, 2006 and 2005.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.   Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

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

At March 31, 2006 and December 31, 2005, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

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

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as described in the Company's Report on Form 10-K for the year ended December 31, 2005.

Item 6.    Exhibits

           Exhibits:  Refer to the index of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONTINENTAL GLOBAL GROUP, INC.

                               By:  /s/ Jimmy L. Dickinson
                                   -------------------------
                                   Jimmy L. Dickinson

                                   Vice President and Chief Financial Officer
                                   (As duly authorized representative and as Principal Financial and Accounting Officer)

                               CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                               By:  /s/ Jimmy L. Dickinson
                                   -------------------------
                                   Jimmy L. Dickinson

                                   Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                               GOODMAN CONVEYOR COMPANY

                               By:  /s/ J. Mark Etchberger
                                   -------------------------
                                   J. Mark Etchberger

                                   Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  May 15, 2006

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits


Exhibit
Number        Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc.,
              as currently in effect.                                          *

    (b) Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.)

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

    10.4      Reserved

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits


Exhibit
Number        Description of Exhibit


    10.5 First Amendment to Second Amended and Restated Credit Facility and Security Agreement, dated March 9, 2006, by Continental Conveyor & Equipment Company, Goodman Conveyor Company, and JP Morgan Chase Bank, N.A., successor by merger to Bank One, N.A. (Filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.)

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