Form 10-Q
period 2006-06-30
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2006-08-14
CIK 1039785, 1039786, 24008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              June 30, 2006 and December 31, 2005                                                   2

                              Condensed Consolidated Statements of Income
                              Three Months and Six Months ended June 30, 2006 and 2005                              3

                              Condensed Consolidated Statements of Cash Flows
                              Six Months ended June 30, 2006 and 2005                                               4

                              Notes to Condensed Consolidated Financial Statements                               5-12

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        13-19

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           20

            Item 4            Controls and Procedures                                                              20

Part II     Other Information

            Item 1            Legal Proceedings                                                                    21

            Item 1A           Risk Factors                                                                         21

            Item 6            Exhibits                                                                             21

            Signatures                                                                                             22

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                          June 30            December 31
                                                                           2006                 2005
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $     985,507        $     543,400
   Accounts receivable, net                                                67,927,084           49,294,104
   Inventories                                                             51,031,253           42,170,889
   Deferred income taxes                                                    1,416,666            1,466,751
   Other current assets                                                     1,629,781            1,980,832
                                                                    -------------------- --------------------
Total current assets                                                      122,990,291           95,455,976

Property, plant and equipment                                              36,629,763           35,387,432
Less accumulated depreciation                                              22,362,981           21,821,194
                                                                    -------------------- --------------------
                                                                           14,266,782           13,566,238

Goodwill                                                                   13,789,054           13,789,054
Deferred financing costs                                                      389,927              649,878
Other assets                                                                  697,516              745,199
                                                                    -------------------- --------------------
                                                                        $ 152,133,570        $ 124,206,345
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  14,759,968        $  12,485,090
   Trade accounts payable                                                  41,032,591           33,797,142
   Accrued compensation and employee benefits                               8,674,827            7,270,396
   Accrued interest on senior notes                                           295,075              295,075
   Other accrued liabilities                                               12,441,142            9,376,016
   Management fees payable to Nesco, Inc.                                   4,299,046            2,996,054
   Income taxes payable                                                     2,227,001            2,942,570
   Current maturities of long-term obligations                             19,366,944            7,829,379
                                                                    -------------------- --------------------
Total current liabilities                                                 103,096,594           76,991,722

Pension obligations                                                         1,602,471            1,483,305
Deferred income taxes                                                       4,680,263            4,790,887
Senior notes                                                               77,513,404           91,316,624
Note payable to N.E.S. Investment Co.                                      13,752,485           13,171,985
Other long-term obligations, less current maturities                        4,686,589            4,697,353

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (48,601,382)         (63,536,195)
   Accumulated other comprehensive loss                                    (6,590,542)          (6,703,024)
                                                                    -------------------- --------------------
                                                                          (53,198,236)         (68,245,531)
                                                                    -------------------- --------------------
                                                                        $ 152,133,570        $ 124,206,345
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income


                                            Three months ended June 30              Six months ended June 30
                                               2006             2005                 2006              2005
                                         ----------------------------------   -------------------------------------
                                                    (Unaudited)                            (Unaudited)

Net sales                                   $ 94,216,160     $ 73,631,333        $ 181,228,705      $ 138,686,047
Cost of products sold                         72,701,099       56,879,372          141,043,253        109,371,598
                                         ----------------------------------   -------------------------------------
Gross profit                                  21,515,061       16,751,961           40,185,452         29,314,449

Operating expenses:
   Selling and engineering                     4,477,566        3,961,146            8,490,844          7,649,024
   General and administrative                  3,570,751        3,134,759            6,687,809          6,309,786
   Management fee                                699,966          505,925            1,302,992            815,727
   Amortization expense                            6,590            6,590               13,180             13,180
   Restructuring charges                               -           39,192                    -             41,682
                                         ----------------------------------   -------------------------------------
Total operating expenses                       8,754,873        7,647,612           16,494,825         14,829,399
                                         ----------------------------------   -------------------------------------
Operating income                              12,760,188        9,104,349           23,690,627         14,485,050

Other expense:
   Interest expense, net                       1,256,366        1,341,059            2,487,679          2,433,848
   Miscellaneous expense                         168,546          457,581               92,541            524,577
                                         ----------------------------------   -------------------------------------
Total other expenses                           1,424,912        1,798,640            2,580,220          2,958,425
                                         ----------------------------------   -------------------------------------
Income before income taxes                    11,335,276        7,305,709           21,110,407         11,526,625
Income tax expense                             3,322,750        2,180,203            6,175,594          3,108,805
                                         ----------------------------------   -------------------------------------
Net income                                  $  8,012,526     $  5,125,506        $  14,934,813      $   8,417,820
                                         ==================================   =====================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                          Six months ended June 30
                                                                         2006                   2005
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                           $ 14,934,813            $ 8,417,820
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Provision for depreciation and amortization                           1,066,227              1,013,770
     Amortization of deferred financing costs                                259,951                259,951
     Deferred income taxes                                                  (429,827)              (144,183)
     Non-cash interest paid in-kind                                          580,500                450,000
     Loss (gain) on disposal of assets                                         8,006                (36,171)
     Changes in operating assets and liabilities                         (14,154,564)           (10,550,099)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) operating activities                        2,265,106               (588,912)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                            (1,707,353)            (1,346,625)
   Proceeds from sale of property, plant, and equipment                        8,806                 41,486
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                     (1,698,547)            (1,305,139)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                             2,231,588              5,025,592
   Proceeds from long-term obligations                                     1,324,367                773,500
   Payments on Senior Notes                                               (3,073,220)            (3,073,219)
   Principal payments on long-term obligations                              (539,118)              (809,914)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                          (56,383)             1,915,959
Effect of exchange rate changes on cash                                      (68,069)                   905
                                                                 ---------------------- ---------------------
Increase in cash and cash equivalents                                        442,107                 22,813
Cash and cash equivalents at beginning of period                             543,400                887,256
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                              $    985,507            $   910,069
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2006


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2005, included in the Company's Form 10-K.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 67% of inventories at June 30, 2006 and December 31, 2005 is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $4,677,000 and $4,302,000 at June 30, 2006 and December 31, 2005, respectively.

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

                                                 2006              2005
                                            ----------------- -----------------
Balance as of January 1                         $ 1,731,456       $ 1,634,049
Provision for warranties                            702,967           774,230
Settlements made during the period                 (372,526)         (478,893)
Effect of exchange rate changes                      10,603           (32,220)
                                            ----------------- -----------------
Balance as of June 30                           $ 2,072,500       $ 1,897,166
                                            ================= =================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2006


E.   Comprehensive Income

The components of comprehensive income for the three months and six months ended June 30 are as follows:

                                             Three months ended June 30            Six months ended June 30
                                                2006             2005               2006             2005
                                          ----------------------------------   ---------------------------------

Net income                                    $ 8,012,526      $ 5,125,506       $ 14,934,813     $ 8,417,820
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                   287,427         (170,827)           112,482        (320,615)
   Change in fair value of derivative
     hedge, net of tax                                  -             (556)                 -          (5,889)
                                          ----------------------------------   ---------------------------------
Comprehensive income                          $ 8,299,953      $ 4,954,123       $ 15,047,295     $ 8,091,316
                                          ==================================   =================================

F.   Employee Benefit Plans

The components of net periodic benefit cost for the three months and six months ended June 30 are as follows:

                                                    Three months ended               Six months ended
                                                         June 30                         June 30
                                                   2006            2005            2006            2005
                                              --------------- --------------- --------------- ---------------
Service cost                                     $   51,203       $  53,857      $  102,406       $ 107,714
Interest cost                                       132,349         128,347         264,698         256,694
Expected return on plan assets                     (154,472)       (146,479)       (308,944)       (292,958)
Amortization of prior service cost                   19,342          11,161          38,684          22,322
Recognized loss                                      11,161          14,898          22,322          29,796
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                        $   59,583       $  61,784      $  119,166       $ 123,568
                                              =============== =============== =============== ===============

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

                                  June 30, 2006


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

                                                   Three months ended June 30        Six months ended June 30
                                                      2006            2005             2006             2005
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 85,908         $ 65,766       $ 163,260        $ 123,252
   Manufactured housing products                         8,021            7,701          17,493           15,140
   Other                                                   287              164             476              294
                                                -------------------------------------------------------------------
Total net sales                                       $ 94,216         $ 73,631       $ 181,229        $ 138,686
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                 $ 13,470          $ 9,599        $ 24,628         $ 15,317
   Manufactured housing products                           576              403           1,287              753
   Other                                                    19               37              46               67
                                                -------------------------------------------------------------------
Total segment operating income                          14,065           10,039          25,961           16,137
   Management fee                                          700              506           1,303              816
   Amortization expense                                      7                7              13               13
   Restructuring charges                                     -               39               -               42
   Corporate expense                                       598              383             954              781
                                                -------------------------------------------------------------------
Total operating income                                  12,760            9,104          23,691           14,485
   Interest expense, net                                 1,256            1,341           2,488            2,434
   Miscellaneous expense                                   169              457              93              524
                                                -------------------------------------------------------------------
Income before income taxes                            $ 11,335          $ 7,306        $ 21,110         $ 11,527
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2006


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

Summarized consolidating balance sheets as of June 30, 2006 and December 31, 2005 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
June 30, 2006:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $    149       $     662        $    174      $        -        $     985
   Accounts receivable, net               -          36,663          31,444            (180)          67,927
   Inventories                            -          41,419           9,612               -           51,031
   Deferred income taxes                 81           1,079             257               -            1,417
   Other current assets              21,856           2,307           1,418         (23,951)           1,630
                              -------------------------------------------------------------------------------
Total current assets                 22,086          82,130          42,905         (24,131)         122,990
Property, plant, and
   equipment, net                         -           8,389           5,878               -           14,267
Goodwill                                  -          10,986           2,803               -           13,789
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                390               -               -               -              390
Other assets                          1,138           5,027              83          (5,550)             698
                              -------------------------------------------------------------------------------
Total assets                       $ 83,923       $ 142,320        $ 51,669      $ (125,778)       $ 152,134
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $   7,689        $  7,841      $     (770)       $  14,760
   Trade accounts payable               215          21,754          21,121          (2,057)          41,033
   Accrued compensation and
     employee benefits                  135           6,250           2,290               -            8,675
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          2,198           5,468           6,802          (2,027)          12,441
   Management fee payable             4,299               -               -               -            4,299
   Income taxes payable                   -          24,064               -         (21,837)           2,227
   Current maturities of
     long-term obligations           16,876             500           1,991               -           19,367
                              -------------------------------------------------------------------------------
Total current liabilities            24,018          65,725          40,045         (26,691)         103,097
Pension obligation                        -           1,602               -               -            1,602
Deferred income taxes                     -           5,818               -          (1,138)           4,680
Senior notes                         77,513               -               -               -           77,513
N/P to N.E.S. Investment Co.         13,753               -               -               -           13,753
Other long-term obligations               -           3,667           3,448          (2,428)           4,687
Stockholder's equity
 (deficit)                          (31,361)         65,508           8,176         (95,521)         (53,198)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 83,923       $ 142,320        $ 51,669      $ (125,778)       $ 152,134
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2006


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

                                  June 30, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2006 and 2005, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended June 30, 2006:
Net sales                                     $     -      $ 65,834        $ 28,567        $ (185)     $ 94,216
Cost of products sold                               -        48,966          23,920          (185)       72,701
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        16,868           4,647             -        21,515
Total operating expenses                          898         4,955           2,902             -         8,755
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (898)       11,913           1,745             -        12,760
Interest expense, net                             716           319             221             -         1,256
Miscellaneous expense                               -           102              67             -           169
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,614)       11,492           1,457             -        11,335
Income tax expense (benefit)                   (1,595)        4,617             300             -         3,322
                                          ------------- ------------- --------------- ------------- -------------
Net income                                    $   (19)     $  6,875        $  1,157        $    -      $  8,013
                                          ============= ============= =============== ============= =============

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2005:
Net sales                                    $      -      $ 51,827        $ 21,804          $  -      $ 73,631
Cost of products sold                               -        38,702          18,177             -        56,879
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        13,125           3,627             -        16,752
Total operating expenses                          729         4,221           2,698             -         7,648
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (729)        8,904             929             -         9,104
Interest expense, net                             650           465             226             -         1,341
Miscellaneous expense (income)                      5           466             (14)            -           457
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,384)        7,973             717             -         7,306
Income tax expense (benefit)                   (1,092)        3,272               -             -         2,180
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $   (292)     $  4,701        $    717          $  -      $  5,126
                                          ============= ============= =============== ============= =============

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2006:
Net sales                                    $      -     $ 129,922        $ 51,492        $ (185)    $ 181,229
Cost of products sold                               -        97,263          43,965          (185)      141,043
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        32,659           7,527             -        40,186
Total operating expenses                        1,457         9,548           5,490             -        16,495
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,457)       23,111           2,037             -        23,691
Interest expense, net                           1,431           632             425             -         2,488
Miscellaneous expense (income)                      -           179             (86)            -            93
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (2,888)       22,300           1,698             -        21,110
Income tax expense (benefit)                   (3,157)        8,958             374             -         6,175
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    269     $  13,342        $  1,324        $    -     $  14,935
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2005:
Net sales                                    $      -     $ 96,006         $ 42,680          $  -     $ 138,686
Cost of products sold                               -       73,431           35,941             -       109,372
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       22,575            6,739             -        29,314
Total operating expenses                          797        8,727            5,305             -        14,829
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (797)      13,848            1,434             -        14,485
Interest expense, net                           1,300          741              393             -         2,434
Miscellaneous expense (income)                     11          577              (64)            -           524
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (2,108)      12,530            1,105             -        11,527
Income tax expense (benefit)                   (1,987)       5,096                -             -         3,109
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $   (121)    $  7,434         $  1,105          $  -     $   8,418
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the six months ended June 30, 2006 and 2005, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2006:
Net cash provided by (used in)
   operating activities                       $ (481)      $ 4,816        $ (2,073)          $ 3       $ 2,265

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,228)           (479)            -        (1,707)
   Proceeds from sale of property,
     plant, and equipment                          -             -               8             -             8
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,228)           (471)            -        (1,699)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -           517           1,715             -         2,232
   Proceeds from long-term obligations             -             -           1,324             -         1,324
   Payments on Senior Notes                   (3,073)            -               -             -        (3,073)
   Principal payments on long-term
     obligations                                   -          (250)           (289)            -          (539)
   Distributions                               3,663        (3,663)              -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590        (3,396)          2,750             -           (56)
Exchange rate changes on cash                      -             -             (65)           (3)          (68)
                                         ------------- ------------- --------------- ------------- -------------
Increase in cash and cash equivalents            109           192             141             -           442
Cash and cash equivalents at beginning
   of period                                      40           470              33             -           543
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $  149       $   662        $    174           $ -       $   985
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2006


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined        Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2005:
Net cash provided by (used in)
   operating activities                      $  (420)      $ 1,666        $ (1,828)         $ (7)      $  (589)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,116)           (230)            -        (1,346)
   Proceeds from sale of property,
     plant, and equipment                          -            36               5             -            41
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,080)           (225)            -        (1,305)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         3,553           1,473             -         5,026
   Proceeds from long-term obligations             -             -             773             -           773
   Payments on Senior Notes                   (3,073)            -               -             -        (3,073)
   Principal payments on long-term
     obligations                                   -          (346)           (464)            -          (810)
   Distributions                               3,663        (3,663)              -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590          (456)          1,782             -         1,916
Exchange rate changes on cash                      -             -              (6)            7             1
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   170           130            (277)            -            23
Cash and cash equivalents at beginning
   of period                                      12           509             366             -           887
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                    $   182       $   639        $     89          $  -       $   910
                                         ============= ============= =============== ============= =============

J.   New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2006 and 2005.

                                    Three months ended           Six months ended
                                          June 30                    June 30
                                 -------------------------- -------------------------
                                    2006         2005          2006         2005

Net sales                           100.0%      100.0%          100.0%       100.0%
Cost of products sold                77.2        77.2            77.8         78.9
Gross profit                         22.8        22.8            22.2         21.1
SG&A expenses                         8.5         9.6             8.4         10.1
Management fee                        0.7         0.7             0.7          0.6
Restructuring charges                 -           0.1             -            -
Operating income                     13.6        12.4            13.1         10.4

Three months ended June 30, 2006, compared to three months ended June 30, 2005:

Net Sales
Net sales for the quarter increased $20.6 million, or 28%, from $73.6 million in 2005 to $94.2 million in 2006. Net sales in the Company's conveyor equipment segment have been favorably impacted as a result of the strong demand for coal. Net sales in the domestic operations of the Company's conveyor equipment segment increased $13.6 million primarily due to increased sales volumes. The increased sales volumes resulted from improved market conditions in the coal industry which resulted in increased capital spending by the Company's major customers in this industry. The capital investment needs of these customers could change in the future. The Company's domestic subsidiaries began the quarter with a backlog of $104.6 million compared to $56.1 million in the corresponding period of 2005. Net sales in the foreign operations of the Company's conveyor equipment segment increased $6.6 million, net of a $0.6 million decrease due to changes in foreign currency translation rates. When adjusted for foreign currency fluctuations, net sales in the Company's Australian and the United Kingdom subsidiaries increased by $5.1 million and $2.8 million respectively, and net sales in South Africa decreased by $0.7 million. The increase in Australia resulted from increased shipments due to improved market conditions. Australia began the quarter with a backlog of $32.0 million compared to $13.2 million in the corresponding period of 2005. The increase in the United Kingdom was due to improved market conditions with higher sales to the OEM (original equipment manufacturer) market. Net sales in the Company's manufactured housing products segment increased $0.3 million primarily due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based on the Manufactured Housing Institute Economic Report for June 2006, shipments of manufactured homes for the second quarter of 2006 decreased 5.2% from the same period of the prior year. Net sales in the Company's other segment increased $0.1 million.

Gross Profit
Gross profit for the quarter increased $4.8 million, or 29%, from $16.7 million in 2005 to $21.5 million in 2006 due to increased sales volume. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $3.5 million and gross profit in the foreign operations of the conveyor equipment segment increased $1.0 million. Gross profit in the Company's manufactured housing products segment increased $0.3 million due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products.

While gross profit as a percentage of net sales was unchanged from 2005 to 2006, the Company did experience some increases in the costs of materials. These increased costs were offset by a more efficient utilization of overhead expenses due to the increased sales volumes.

SG&A Expenses
SG&A expenses for the quarter increased $0.9 million, or 13%, from $7.1 million in 2005 to $8.0 million in 2006. This increase resulted from increased employee expenses at the Company's domestic subsidiaries.

SG&A expenses as a percentage of net sales improved to 8.5% in the current quarter compared to 9.6% in the second quarter of 2005. This improvement is due to improved leverage as a result of the increased sales volume.

Operating Income
Operating income for the quarter increased $3.7 million, or 41%, from $9.1 million in 2005 to $12.8 million in 2006. This increase resulted from the $4.8 million increase in gross profit, offset by the $0.9 million increase in SG&A expenses and a $0.2 million increase in management fees. Management fees are based on the Company's Adjusted EBITDA earnings and this increase is a direct result of the increased profits.

Income Tax Expense
Income taxes for the quarter increased $1.1 million, or 52%, from $2.2 million in 2005 to $3.3 million in 2006. The increase resulted from the Company's increased profits.

The Company's effective income tax rate of 29% is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income increased $2.9 million, or 57%, from $5.1 million in 2005 to $8.0 million in 2006. The increase resulted from the $3.7 million increase in operating income combined with decreases in interest expense and miscellaneous expenses of $0.1 million and $0.2 million, respectively, and partially offset by the $1.1 million increase in income tax expense.

Six months ended June 30, 2006, compared to six months ended June 30, 2005:

Net Sales
Net sales for the six-month period increased $42.5 million, or 31%, from $138.7 million in 2005 to $181.2 million in 2006. Net sales in the domestic operations of the Company's conveyor equipment segment increased $31.4 million due to increased sales volumes. The increase in sales volume was due primarily to the strong market conditions in the coal industry over the preceding twelve months. The Company's domestic subsidiaries began the period with a backlog of $92.4 million compared to $21.5 million on January 1, 2005. The increased capital spending by the Company's major customers in the coal industry contributed to the strong backlog. The capital investment needs of these customers could change in the future. Net sales in the foreign operations of the Company's conveyor equipment segment increased $8.6 million, net of a $2.1 million decrease due to changes in foreign currency translation rates. When adjusted for foreign currency fluctuations, net sales in the Company's Australian and the United Kingdom subsidiaries increased $6.4 million and $5.5 million respectively, and net sales in the South African subsidiary decreased by $1.2 million. The increase in Australia resulted from improved market conditions with a large export system sale occurring during the period. The backlog in the Australian subsidiary was $34.7 million at the beginning of 2006, an increase of $20.7 million from the beginning of 2005. The increase in the United Kingdom was due to increased sales of both engineered systems projects and component sales to the OEM (original equipment manufacturer) industry. In South Africa, market conditions were very strong during the first half of 2005 but during the second quarter of 2006, the subsidiary has experienced some delays from its customers in placing orders. Net sales in the Company's manufactured housing products segment increased $2.3 million as a result of increased shipments and a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based on the Manufactured Housing Institute Economic Report for June 2006, shipments of manufactured homes for the first six months of 2006 increased only 1.7% from the same period in 2005. While shipments to FEMA and other hurricane related demand contributed to this increase, FEMA production was concluded in February 2006 and as discussed above, shipments of manufactured homes for the second quarter of 2006 decreased 5.2% from the same period in 2005. Net sales in the Company's other segment increased $0.2 million.

Gross Profit
Gross profit for the six-month period increased $10.9 million, or 37%, from $29.3 million in 2005 to $40.2 million in 2006. This increase in gross profit resulted from a $9.7 million increase due to increased sales volume combined with a $1.2 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $9.4 million. This increase was primarily due to increased sales volume which contributed to an increase in manufacturing direct labor hours providing a more efficient utilization of overhead expenses and improved gross profit margins. Gross profit in the foreign operations of the conveyor equipment segment increased $0.8 million due to increased sales volume. Gross profit in the manufactured housing segment increased $0.7 million due to increased sales volume and increased selling prices.

Gross profit as a percentage of net sales increased from 21.1% in 2005 to 22.2% in 2006. While the Company experienced some increases in the cost of materials, these increased costs were more than offset by a more efficient utilization of overhead expenses due to the increased sales volumes.

SG&A Expenses
SG&A expenses for the six-month period increased $1.2 million, or 9%, from $14.0 million in 2005 to $15.2 million in 2006. SG&A expenses in the Company's domestic operations increased $1.0 million due to increased selling expenses as a result of higher net sales and increased administrative expenses resulting from higher employee expenses. SG&A expenses in the foreign operation increased $0.2 million.

SG&A expenses as a percentage of net sales improved to 8.4% for the first half of 2006 compared to 10.1% for the first half of 2005. This improvement is due to improved leverage as a result of the increased sales volume.

Operating Income
Operating income for the six-month period increased $9.2 million, or 63%, from $14.5 million in 2005 to $23.7 million in 2006. The increase resulted from the $10.9 million increase in gross profit, offset by the $1.2 million increase in SG&A expenses and a $0.5 million increase in management fees. Management fees are based on the Company's Adjusted EBITDA earnings and this increase is a direct result of the increased profits.

Income Tax Expense
Income tax expense for the six-month period increased $3.1 million, or 100%, from $3.1 million in 2005 to $6.2 million in 2006. The increase resulted from the Company's increased profits.

The Company's effective income tax rate increased from 27% in 2005 to 29% in 2006. This increase is primarily due to the expiration of net operating loss carryforwards in its Australian subsidiary. The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income for the six-month period increased $6.5 million, or 77%, from $8.4 million in 2005 to $14.9 million in 2006. The increase resulted from the $9.2 million increase in operating income combined with a $0.4 million decrease in miscellaneous expenses and partially offset by the $3.1 million increase in income tax expense.

Backlog
Backlog at June 30, 2006 was $142.6 million, an increase of $5.5 million, or 4%, from $137.1 million at December 31, 2005 and a decrease of $1.5 million, or 1%, from $144.1 million at March 31, 2006. At June 30, 2006, backlog in the domestic operations of the Company's conveyor equipment segment was $94.5 million, a decrease of $10.2 million from March 31, 2006, and backlog in the foreign operations of the Company's conveyor equipment segment was $48.1 million, an increase of $8.7 million from March 31, 2006. Management believes that in excess of 80% of the backlog will be shipped in 2006.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $2.3 million and $(0.6) million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities in 2006 resulted from net income of $14.9 million, combined with non-cash expenses of $1.5 million, and partially offset by a net increase in operating assets and liabilities of $14.1 million. The net increase in operating assets primarily resulted from increased accounts receivable and inventory balances. The increase in accounts receivable resulted from increased sales in the second quarter of 2006 compared to the fourth quarter of 2005. The increase in inventory resulted from increased production to support the increased backlog in the domestic operations. Net cash used in operating activities in 2005 resulted from net income of $8.4 million, combined with non-cash expenses of $1.5 million and offset by a net increase in operating assets and liabilities of $10.5 million.

Net cash used in investing activities was $1.7 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $(0.1) million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. Net cash used in financing activities in 2006 resulted from a $3.1 million semi-annual interest payment on the Company's New Series A and Series B Senior Notes, which was recorded as a reduction in the balance of outstanding indebtedness, combined with principal payments on long-term obligations of $0.5 million, partially offset by a net increase in borrowings on notes payable of $2.2 million and proceeds from long-term obligations of $1.3 million. Net borrowings on notes payable in the domestic subsidiaries increased $0.5 million and net borrowings on notes payable in the foreign subsidiaries increased $1.7 million. Proceeds from long-term obligations primarily represent additional proceeds on the Australian subsidiary's term loan with National Australia Bank. Net cash provided by financing activities in 2005 resulted from a net increase in borrowings on notes payable of $5.0 million combined with proceeds from long-term obligations of $0.8 million and offset by a $3.1 million semi-annual interest payment on the Company's New Series A and Series B Senior Notes and principal payments on long-term obligations of $0.8 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. Capital expenditures for the first six months of 2006 were $1.7 million, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of June 30, 2006, the Company had outstanding principal balances on its domestic and foreign credit facilities of approximately $7.7 million and $7.1 million, respectively.

The Company's Senior Notes outstanding indebtedness has been classified as short and long-term liabilities as of June 30, 2006 based upon the payment terms of the debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at June 30, 2006 of Senior Notes, including current
   portion of $16,876,438                                         $ 94,389,842
Interest payments on Series A Notes, 2006-2008                     (13,317,280)
Interest payments on Series B Notes, 2006-2008                      (2,048,812)
Maturity of outstanding 11% Senior Notes due 2007                  (10,730,000)
                                                                 ---------------
Maturity of Series A and Series B Notes due 2008                  $ 68,293,750
                                                                 ===============

At June 30, 2006, the Company had cash and cash equivalents of approximately $1.0 million and approximately $13.5 million available for use under its domestic credit facility, representing approximately $14.5 million of liquidity. This availability figure reflects a reserve of $5.0 million for the retirement of the Company's outstanding 11% Senior Notes due 2007. Without this reserve, the Company would have had approximately $18.5 million available for use under its domestic credit facility. The Company will reserve an additional $2.5 million in each of the third and fourth quarters of 2006 for the retirement of this debt. With the completion of the debt exchange in October 2004, the Company reduced its annual debt service requirements related to interest payments on its Senior debt by approximately $5.9 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, down from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service requirements for interest related to these debt instruments in 2005 was approximately $0.3 million in cash and $1.0 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the six months ended June 30, 2006 decreased by approximately $2.1 million from the corresponding period in the prior year due to changes in foreign currency translation rates. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains (losses) included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $0.3 million and $(0.2) million for the six months ended June 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

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

Item 4.   Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At June 30, 2006 and December 31, 2005, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

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

                                  Vice President and Chief Financial Officer
                                  (As duly authorized representative and as Principal Financial and Accounting Officer)

                             CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                             By:  /s/ Jimmy L. Dickinson
                                 -----------------------
                                 Jimmy L. Dickinson

                                 Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                             GOODMAN CONVEYOR COMPANY

                             By:  /s/ J. Mark Etchberger
                                 -----------------------
                                 J. Mark Etchberger

                                 Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  August 14, 2006

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