Form 10-Q
period 2007-03-31
CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO; CONTINENTAL CONVEYOR & EQUIPMENT CO
filed 2007-05-15
CIK 1039785, 1039786, 24008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              March 31, 2007 and December 31, 2006                                                  2

                              Condensed Consolidated Statements of Income
                              Three Months ended March 31, 2007 and 2006                                            3

                              Condensed Consolidated Statements of Cash Flows
                              Three Months ended March 31, 2007 and 2006                                            4

                              Notes to Condensed Consolidated Financial Statements                               5-13

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        14-18

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           19

            Item 4            Controls and Procedures                                                              19

Part II     Other Information

            Item 1            Legal Proceedings                                                                    20

            Item 1A           Risk Factors                                                                         20

            Item 6            Exhibits                                                                             20

            Signatures                                                                                             21

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                         March 31            December 31
                                                                           2007                 2006
                                                                    -------------------- --------------------
                                                                       (Unaudited)            (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $   7,319,879        $   4,371,978
   Accounts receivable                                                     55,478,231           58,299,975
   Inventories                                                             45,063,764           45,266,133
   Deferred income taxes                                                    3,684,621            3,151,597
   Other current assets                                                     2,656,005              991,698
                                                                    -------------------- --------------------
Total current assets                                                      114,202,500          112,081,381

Property, plant and equipment                                              40,726,496           39,904,022
Less accumulated depreciation                                              24,677,037           24,172,196
                                                                    -------------------- --------------------
                                                                           16,049,459           15,731,826

Goodwill                                                                   14,088,096           14,016,311
Deferred financing costs                                                            -              129,975
Deferred income taxes                                                         860,597              859,106
Other assets                                                                   91,804              101,256
                                                                    -------------------- --------------------
                                                                        $ 145,292,456        $ 142,919,855
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $   4,000,625        $   7,258,306
   Trade accounts payable                                                  29,907,099           30,747,620
   Accrued compensation and employee benefits                               8,829,604            9,427,026
   Accrued interest on senior notes                                           590,150              295,075
   Other accrued liabilities                                               11,760,148           10,814,520
   Management fees payable to Nesco, Inc.                                   5,754,711            5,327,224
   Income taxes payable                                                     1,548,073              787,549
   Current maturities of long-term obligations                             22,643,650           19,355,187
                                                                    -------------------- --------------------
Total current liabilities                                                  85,034,060           84,012,507

Pension obligations                                                         1,478,265            1,456,969
Deferred income taxes                                                       3,197,583            3,382,644
Senior Notes                                                               74,440,186           74,440,186
Note payable to N.E.S. Investment Company                                  14,673,299           14,356,926
Other long-term obligations, less current maturities                          871,936            4,402,723

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (31,423,036)         (35,809,635)
   Accumulated other comprehensive loss                                    (4,973,525)          (5,316,153)
                                                                    -------------------- --------------------
                                                                          (34,402,873)         (39,132,100)
                                                                    -------------------- --------------------
                                                                        $ 145,292,456        $ 142,919,855
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                   Condensed Consolidated Statements of Income

                                                                     Three months ended March 31
                                                                       2007                2006
                                                                ------------------- -------------------
                                                                             (Unaudited)

Net sales                                                            $ 79,047,256        $ 87,012,545
Cost of products sold                                                  62,874,819          68,342,154
                                                                ------------------- -------------------
Gross profit                                                           16,172,437          18,670,391

Operating expenses:
   Selling and engineering                                              4,605,066           4,013,278
   General and administrative                                           3,616,147           3,117,058
   Management fee                                                         427,487             603,026
   Amortization expense                                                     1,044               6,590
                                                                ------------------- -------------------
Total operating expenses                                                8,649,744           7,739,952
                                                                ------------------- -------------------
Operating income                                                        7,522,693          10,930,439

Other expense (income):
   Interest expense, net                                                1,044,605           1,231,313
   Miscellaneous expense (income)                                         540,744             (76,005)
                                                                ------------------- -------------------
Total other expenses                                                    1,585,349           1,155,308
                                                                ------------------- -------------------
Income before income taxes                                              5,937,344           9,775,131
Income tax expense                                                      1,550,745           2,852,844
                                                                ------------------- -------------------
Net income                                                           $  4,386,599         $ 6,922,287
                                                                =================== ===================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                         Three months ended March 31
                                                                         2007                   2006
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                            $ 4,386,599            $ 6,922,287
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for depreciation and amortization                             599,560                527,057
     Amortization of deferred financing costs                                129,975                129,976
     Deferred income taxes                                                  (697,237)              (132,010)
     Non-cash interest paid in-kind                                          316,373                290,250
     Loss (gain) on disposal of assets                                       (14,100)                 4,818
     Changes in operating assets and liabilities                           2,621,149             (5,543,402)
                                                                 ---------------------- ---------------------
Net cash provided by operating activities                                  7,342,319              2,198,976
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (941,817)              (679,380)
   Proceeds from sale of property, plant, and equipment                      149,147                  1,414
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (792,670)              (677,966)
                                                                 ---------------------- ---------------------

Financing activities:
   Net decrease in borrowings on notes payable                            (3,264,470)            (1,656,410)
   Proceeds from long-term obligations                                             -                739,800
   Principal payments on long-term obligations                              (329,260)              (265,219)
                                                                 ---------------------- ---------------------
Net cash used in financing activities                                     (3,593,730)            (1,181,829)
Effect of exchange rate changes on cash                                       (8,018)                 8,125
                                                                 ---------------------- ---------------------
Increase in cash and cash equivalents                                      2,947,901                347,306
Cash and cash equivalents at beginning of period                           4,371,978                543,400
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                               $ 7,319,879            $   890,706
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2006, included in the Company's Form 10-K.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 64% and 62% of inventories at March 31, 2007 and December 31, 2006, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $6,190,000 and $5,889,000 at March 31, 2007 and December 31, 2006, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


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

                                                  2007              2006
                                            ----------------- -----------------
Balance as of January 1                         $ 1,843,831       $ 1,731,456
Provision for warranties                            276,143           338,444
Settlements made during the period                 (157,485)         (267,535)
Effect of exchange rate changes                      13,270            (2,029)
                                            ----------------- -----------------
Balance as of March 31                          $ 1,975,759       $ 1,800,335
                                            ================= =================

E.   Comprehensive Income

The components of comprehensive income for the three months ended March 31 are as follows:

                                                                    2007              2006
                                                              -----------------------------------

Net income                                                        $ 4,386,599       $ 6,922,287
Other comprehensive income (loss):
   Foreign currency translation adjustment                            307,064          (174,945)
   Amortization of prior service costs and
     actuarial losses                                                  35,564                 -
                                                              -----------------------------------

Comprehensive income                                              $ 4,729,227       $ 6,747,342
                                                              ===================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


F.   Employee Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 are as follows:

                                                   2007              2006
                                              ---------------- -----------------
Service cost                                     $   49,530        $   51,203
Interest cost                                       146,615           132,349
Expected return on plan assets                     (174,847)         (154,472)
Amortization of prior service cost                   24,403            19,342
Recognized loss                                      11,161            11,161
                                              ---------------- -----------------
Net periodic benefit cost                        $   56,862        $   59,583
                                              ================ =================

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this Interpretation had no impact on the Company's financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


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

                                                         Three months ended
                                                              March 31
                                                       2007               2006
                                                --------------------------------------
                                                           (in thousands)
Net sales:
   Conveyor equipment                                  $ 74,166           $ 77,352
   Manufactured housing products                          4,824              9,472
   Other                                                     57                188
                                                --------------------------------------
Total net sales                                        $ 79,047           $ 87,012
                                                ======================================

Segment operating income (loss):
   Conveyor equipment                                   $ 8,539           $ 11,158
   Manufactured housing products                            (10)               711
   Other                                                     18                 27
                                                --------------------------------------
Total segment operating income                            8,547             11,896
   Management fee                                           427                603
   Amortization expense                                       1                  7
   Corporate expense                                        596                356
                                                --------------------------------------
Total operating income                                    7,523             10,930
   Interest expense, net                                  1,045              1,231
   Miscellaneous expense (income)                           541                (76)
                                                --------------------------------------
Income before income taxes                              $ 5,937           $  9,775
                                                ======================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


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

Summarized consolidating balance sheets as of March 31, 2007 and December 31, 2006 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                    Combined         Combined
                                                    Guarantor     Non-Guarantor
March 31, 2007:                     The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                                  -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents           $     36       $   5,803        $  1,481      $        -       $   7,320
   Accounts receivable, net                   -          31,306          24,047             125          55,478
   Inventories                                -          34,310          10,754               -          45,064
   Deferred income taxes                  1,906               -           2,110            (332)          3,684
   Other current assets                  24,491           2,269           1,077         (25,181)          2,656
                                  -------------------------------------------------------------------------------
Total current assets                     26,433          73,688          39,469         (25,388)        114,202
Property, plant, and equipment,
   net                                       24           8,932           7,093               -          16,049
Goodwill                                      -          10,986           3,102               -          14,088
Investment in subsidiaries               60,309          35,788               -         (96,097)              -
Deferred income taxes                         -               -             861               -             861
Other assets                                985           5,124              55          (6,072)             92
                                  -------------------------------------------------------------------------------
Total assets                           $ 87,751       $ 134,518        $ 50,580      $ (127,557)      $ 145,292
                                  ===============================================================================
Current liabilities:
   Notes payable                       $      -       $   2,074        $  3,241      $   (1,314)      $   4,001
   Trade accounts payable                   428          14,297          17,499          (2,317)         29,907
   Accrued compensation and
     employee benefits                       21           5,996           2,812               -           8,829
   Accrued interest                         590               -               -               -             590
   Other accrued liabilities              2,903           4,645           7,276          (3,064)         11,760
   Management fees payable                5,755               -               -               -           5,755
   Income taxes payable                       -          22,673           1,548         (22,673)          1,548
   Current maturities of
     long-term obligations               16,876           3,792           1,976               -          22,644
                                  -------------------------------------------------------------------------------
Total current liabilities                26,573          53,477          34,352         (29,368)         85,034
Pension obligation                            -           1,478               -               -           1,478
Deferred income taxes                         -           4,183               -            (985)          3,198
Senior notes                             74,440               -               -               -          74,440
N/P to N.E.S. Investment Co.             14,673               -               -               -          14,673
Other long-term obligations                   -               -           3,005          (2,133)            872
Stockholder's equity (deficit)          (27,935)         75,380          13,223         (95,071)        (34,403)
                                  -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)      $ 87,751       $ 134,518        $ 50,580      $ (127,557)      $ 145,292
                                  ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                    Combined         Combined
                                                    Guarantor      Non-Guarantor
December 31, 2006:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                                  -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents           $     93       $     494        $  3,785      $        -       $   4,372
   Accounts receivable, net                   -          36,578          21,479             243          58,300
   Inventories                                -          33,317          11,949               -          45,266
   Deferred income taxes                  1,736               -           2,090            (674)          3,152
   Other current assets                  23,244           2,750             929         (25,931)            992
                                  -------------------------------------------------------------------------------
Total current assets                     25,073          73,139          40,232         (26,362)        112,082
Property, plant, and equipment,
   net                                        -           8,941           6,791               -          15,732
Goodwill                                      -          10,986           3,030               -          14,016
Investment in subsidiaries               60,309          35,788               -         (96,097)              -
Deferred financing costs                    130               -               -               -             130
Deferred income taxes                         -               -             859               -             859
Other assets                                807           4,795              90          (5,591)            101
                                  -------------------------------------------------------------------------------
Total assets                           $ 86,319       $ 133,649        $ 51,002      $ (128,050)      $ 142,920
                                  ===============================================================================
Current liabilities:
   Notes payable                       $      -       $   5,360        $  2,595      $     (697)      $   7,258
   Trade accounts payable                   539          12,380          20,202          (2,373)         30,748
   Accrued compensation and
     employee benefits                        -           6,788           2,639               -           9,427
   Accrued interest                         295               -               -               -             295
   Other accrued liabilities              2,671           5,381           5,966          (3,203)         10,815
   Management fees payable                5,327               -               -               -           5,327
   Income taxes payable                       -          22,898           1,113         (23,224)            787
   Current maturities of
     long-term obligations               16,876             500           1,979               -          19,355
                                  -------------------------------------------------------------------------------
Total current liabilities                25,708          53,307          34,494         (29,497)         84,012
Pension obligation                            -           1,457               -               -           1,457
Deferred income taxes                         -           4,190               -            (807)          3,383
Senior notes                             74,440               -               -               -          74,440
N/P to N.E.S. Investment Co.             14,357               -               -               -          14,357
Other long-term obligations                   -           3,417           3,607          (2,621)          4,403
Stockholder's equity (deficit)          (28,186)         71,278          12,901         (95,125)        (39,132)
                                  -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)      $ 86,319       $ 133,649        $ 51,002      $ (128,050)      $ 142,920
                                  ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of income for the three months ended March 31, 2007 and 2006, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                          The Company    Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2007:
Net sales                                    $      -      $ 51,049        $ 28,104       $  (106)     $ 79,047
Cost of products sold                               -        38,863          24,118          (106)       62,875
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        12,186           3,986             -        16,172
Total operating expenses                          624         5,102           2,923             -         8,649
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (624)        7,084           1,063             -         7,523
Interest expense, net                             742           177             126             -         1,045
Miscellaneous expense (income)                      -            69             472             -           541
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,366)        6,838             465             -         5,937
Income tax expense (benefit)                   (1,617)        2,771             396             -         1,550
                                          ------------- ------------- --------------- ------------- -------------
Net income                                   $    251      $  4,067        $     69       $     -      $  4,387
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

                                 March 31, 2007


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the three months ended March 31, 2007 and 2006, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Three months ended March 31, 2007:
Net cash provided by (used in)
   operating activities                        $ (33)      $ 9,127        $ (1,752)         $  -       $ 7,342

Investing activities:
   Purchases of property, plant, and
    equipment                                    (24)         (307)           (611)            -          (942)
   Proceeds from sale of property,
     plant, and equipment                          -             1             148             -           149
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities            (24)         (306)           (463)            -          (793)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (3,287)             23             -        (3,264)
   Principal payments on long-term
     obligations                                   -          (125)           (204)            -          (329)
   Intercompany loan activity                      -          (100)            100             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in financing activities              -        (3,512)            (81)            -        (3,593)
Exchange rate changes on cash                      -             -              (8)            -            (8)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   (57)        5,309          (2,304)            -         2,948
Cash and cash equivalents at beginning
   of period                                      93           494           3,785             -         4,372
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                      $  36       $ 5,803        $  1,481          $  -       $ 7,320
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2007


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
                                         ============= ============= =============== ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2006 and the unaudited financial statements and notes contained herein.

General

The Company, through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies and a Wholly Foreign Owned Enterprise (WFOE) in Beijing, China. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. Through the United Kingdom subsidiary, a branch sales office has been established in Kemerovo, Russia. The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. In April 2007, the Company acquired the assets of Mid-Florida Wheel and Axle, Inc., a business in Florida that refurbishes axle components and tires, in order to expand the Company's manufactured housing segment.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2007 and 2006.

                                    Three months ended
                                        March 31
                                 --------------------------
                                    2007          2006

Net sales                            100.0%       100.0%
Cost of products sold                 79.5         78.5
Gross profit                          20.5         21.5
SG&A expenses                         10.4          8.2
Management fee                         0.6          0.7
Operating income                       9.5         12.6

Three months ended March 31, 2007, compared to three months ended March 31, 2006:

Net Sales
Net sales for the quarter decreased $8.0 million, or 9%, from $87.0 million in 2006 to $79.0 million in 2007. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $8.3 million due to a decline in sales volume which resulted from decreased capital spending by the Company's customers in the coal industry. In reaction to the softening in domestic coal prices in the last half of 2006, a number of coal companies have shut down high-cost operations, reduced production, and deferred capital spending. Net sales in the foreign operations of the conveyor equipment segment increased $5.1 million. Changes in foreign currency translation rates accounted for $1.4 million of this increase. Net of changes in foreign exchange rates, net sales in the Company's Australian and South African subsidiaries increased $5.7 million and $0.9 million, respectively, while net sales in the Company's United Kingdom subsidiary decreased $2.9 million. While Australia began 2007 with approximately the same backlog as 2006, a greater portion of the 2007 beginning backlog shipped in the first quarter compared to the prior year. Australian revenue in the first quarter included invoicing on major mines and port infrastructure projects. The 2007 beginning backlog in the United Kingdom was $2.5 million lower than the previous year resulting in lower sales of both engineered systems projects and conveyor components for the quarter. Net sales in the Company's manufactured housing products segment decreased $4.7 million, or 49%, due to decreased shipments and a change in the product mix with more sales of refurbished products which have a lower selling price than new manufactured products. Based on the Manufactured Housing Institute's economic report for March 2007, production and shipments of manufactured homes for the three months ended March 31, 2007 decreased 36% from the same period in 2006. In addition, the first two months of 2006 included some hurricane related shipments. Net sales in the Company's other segment decreased $0.1 million.

Gross Profit
Gross profit for the quarter decreased $2.5 million, or 13%, from $18.7 million in 2006 to $16.2 million in 2007. Gross profit in the domestic operations of the conveyor equipment segment decreased $2.9 million due to lower sales volumes and the resulting loss in overhead absorption and efficiency. Gross profit in the foreign operations of the conveyor equipment segment increased $1.1 million, net of an increase of $0.2 million caused by changes in foreign currency translation rates. Adjusted for foreign exchange changes, gross profit in the Australian and South African subsidiaries increased $1.1 million and $0.1 million, respectively, due to increased sales volumes and reduced operating expenses in the South African subsidiary. These foreign gross profit increases were offset by a $0.3 million decrease in the United Kingdom due to reduced sales. Gross profit in the manufactured housing segment decreased $0.7 million due to lower sales volumes.

Gross profit as a percentage of net sales decreased from 21.5% in 2006 to 20.5% in 2007. This decline resulted from lower profit margins in the Company's domestic conveyor operations and manufactured housing segment.

SG&A Expenses
SG&A expenses for the quarter increased $1.1 million, or 15%, from $7.1 million in 2006 to $8.2 million in 2007. SG&A expenses in the domestic operations of the conveyor equipment segment increased $0.5 million due to increased commissions and insurance expense. SG&A expenses in the foreign operations increased $0.4 million due to increases in foreign currency translation rates and expenses incurred in developing marketing locations in China and Russia. Corporate SG&A expenses increased $0.2 million due primarily to increased employee costs that were previously paid by a foreign subsidiary.

Operating Income
Operating income for the quarter decreased $3.4 million, or 31%, from $10.9 million in 2006 to $7.5 million in 2007. This decrease resulted from the $2.5 million decrease in gross profit, combined with the $1.1 million increase in SG&A expenses, and partially offset by a $0.2 million decrease in management fees.

Income Tax Expense
Income tax expense for the quarter decreased $1.3 million, or 46%, from $2.8 million in 2006 to $1.5 million in 2007. This decrease primarily resulted from the decreased profits.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes.

Net Income
Net income for the quarter decreased $2.5 million, or 36%, from $6.9 million in 2006 to $4.4 million in 2007. This decrease resulted from the $3.4 million decrease in operating income, combined with a $0.6 million increase in miscellaneous expenses, and partially offset by a $0.2 million decrease in interest expense and the $1.3 million decrease in income tax expense. The increase in miscellaneous expenses primarily relates to expenses incurred in the United Kingdom related to moving to a new facility.

Backlog
Backlog at March 31, 2007 was $124.3 million, an increase of $21.2 million, or 21%, from $103.1 million at December 31, 2006. At March 31, 2007, backlog in the domestic operations of the Company's conveyor equipment segment was $61.0 million, a decrease of $1.7 million from December 31, 2006, and backlog in the foreign operations of the Company's conveyor equipment segment was $63.3 million, an increase of $22.9 million from December 31, 2006. Management believes that approximately 95% of the backlog will be shipped in 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.3 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by operating activities in 2007 resulted from net income of $4.4 million, combined with non-cash expenses of $0.3 million and a net decrease in operating assets and liabilities of $2.6 million. The net decrease in operating assets primarily resulted from a decrease in accounts receivable. Net cash provided by operating activities in 2006 resulted from net income of $6.9 million, combined with non-cash expenses of $0.8 million and partially offset by a net increase in operating assets and liabilities of $5.5 million.

Net cash used in investing activities was $0.8 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash used in financing activities was $3.6 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in financing activities in 2007 resulted from a net decrease in borrowings on notes payable of $3.3 million, combined with principal payments on long-term obligations of $0.3 million. The net decrease in borrowings on notes payable occurred in the Company's domestic subsidiaries. Net cash used in financing activities in 2006 resulted from a net decrease in borrowings on notes payable of $1.6 million and principal payments on long-term obligations of $0.3 million, partially offset by proceeds from long-term obligations of $0.7 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. Capital expenditures for the first three months of 2007 were $0.9 million, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of March 31, 2007, the Company had outstanding principal balances on its domestic and foreign credit facilities of approximately $2.1 million and $1.9 million, respectively.

The Company's Senior Notes outstanding indebtedness has been classified as short and long-term liabilities as of March 31, 2007 based upon the payment terms of the debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at March 31, 2007 of Senior Notes, including
   current portion of $16,876,438                                $ 91,316,624
Interest payments on Series A Notes, 2007-2008                    (10,653,824)
Interest payments on Series B Notes, 2007-2008                     (1,639,050)
Maturity of outstanding 11% Senior Notes due 2007                 (10,730,000)
                                                              ------------------
Maturity of Series A and Series B Notes due 2008                 $ 68,293,750
                                                              ==================

At March 31, 2007, the Company had cash and cash equivalents of approximately $7.3 million and approximately $15.4 million available for use under its domestic credit facility, representing approximately $22.7 million of liquidity. This availability figure reflects a reserve of $10.7 million for the retirement of the Company's outstanding 11% Senior Notes due 2007. Without this reserve, the Company would have had approximately $26.1 million available for use under its domestic credit facility. On April 2, 2007, the Company made a payment of $11.3 million for the retirement of all outstanding 11% Senior Notes due 2007 and all accrued interest thereon. Annual debt service related to interest payments on the New Series A and Series B Notes due October 1, 2008 is approximately $6.1 million. In addition, in 2004 and 2005, in order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service for interest related to these debt instruments in the first quarter of 2007 was approximately $0.1 million in cash and $0.3 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the three months ended March 31, 2007 increased by approximately $1.4 million from the corresponding period in the prior year due to changes in foreign currency translation rates. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains (losses) included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $0.3 million and $(0.2) million for the three months ended March 31, 2007 and 2006, respectively.

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

Item 4.    Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. During the 2006 year-end audit, the independent auditors identified a material weakness in the Company's information technology
(IT) system. Management identified the source of the IT issue and made corrections. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At March 31, 2007 and December 31, 2006, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

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

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as described in the Company's Report on Form 10-K for the year ended December 31, 2006.

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


Date:  May 15, 2007

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

    10.4 Amendment, dated October 26, 2006, to Employment Agreement, effective February 13, 2006, between Continental Global Group, Inc. and Ronald Kaplan. (Filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.)

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

    10.6 Continental Global Group, Inc. incentive award letter dated October 26, 2006. (Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.)

    10.7 Continental Global Group, Inc. retention letter dated October 26, 2006. (Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2006, and is incorporated herein by reference.)

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